Form 10-Q
period 1995-06-30
AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP
filed 1995-08-11
CIK 818789

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



     X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
 --------
           Exchange Act of 1934

           For the quarterly period ended June 30, 1995 or

 ________ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from                   to
                                          -----------------    ----------------

           Commission File Number:  0-16918


            AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


          Delaware                                         47-0713310
- ------------------------------------------------------------------------------
(State or other jurisdiction                            (IRS Employer
of incorporation or organization)                       Identification No.)

1004 Farnam Street, Omaha, Nebraska                           68102
- ------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (402) 444-1630
- ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES      X                          NO
         ------------                       ---------------

    America First Financial Fund 1987-A Limited Partnership and Subsidiary

                                   FORM 10-Q

                                 JUNE 30, 1995



                               TABLE OF CONTENTS


                                                                                            PAGE
  PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements
            Consolidated Balance Sheets
            June 30, 1995 and December 31, 1994.......................................       1

            Consolidated Statements of Operations
            For the quarters ended June 30, 1995 and June 30, 1994
            and for the six months ended June 30, 1995 and June 30, 1994..............       2

            Consolidated Statement of Partners' Capital
            For the six months ended June 30, 1995....................................       3

            Consolidated Statements of Cash Flows
            For the six months ended June 30, 1995 and June 30, 1994..................       4

            Notes to Consolidated Financial Statements................................       5


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................................       7

  PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.........................................................      12

   Item 6.  Exhibits and Reports on Form 8-K..........................................      12

   SIGNATURES.........................................................................      13


    America First Financial Fund 1987-A Limited Partnership and Subsidiary

Part I - Financial Information
Item 1. - Financial Statements

- -------------------------------------------------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------------------
                                                           June 30, 1995  December 31, 1994
- -------------------------------------------------------------------------------------------
Assets
 Cash and amounts due from depository institutions        $   23,153,431  $   23,861,654
 Federal funds sold                                           18,400,000      38,000,000
 Securities purchased under agreements to resell              20,500,000       5,700,000
 Investments held to maturity                                 39,993,092      39,990,607
 Mortgage-backed securities, net
  Held to maturity                                           755,258,374     737,896,536
  Available-for-sale                                          54,878,362      53,004,210
 Loans receivable, net                                     1,394,846,835   1,432,997,028
 Loans held for sale                                              85,000         151,500
 Accrued interest receivable                                  12,928,071      11,624,961
 Premises and equipment, net                                  10,041,709      10,638,292
 Federal Home Loan Bank stock, at cost                        20,978,900      20,460,600
 Real estate held for sale or investment, net                  4,326,103       4,653,517
 Real estate owned, net                                        2,423,958       4,964,934
 Other assets                                                  9,713,534       9,633,418
- -------------------------------------------------------------------------------------------
   Total Assets                                           $2,367,527,369  $2,393,577,257
- -------------------------------------------------------------------------------------------
Liabilities and Partners' Capital
 Customer deposits                                        $1,661,814,053  $1,696,291,789
 Securities sold under agreements to repurchase              468,842,000     462,485,000
 Other borrowings                                             50,278,000      50,278,000
 Redeemable Preferred Stock; Series A, no par value;
  200,000 shares issued; $20 million liquidation value        14,576,107      13,610,226
 Distributions payable                                         2,436,725       2,436,725
 Other liabilities and accrued expenses                       19,343,625      23,880,176
- -------------------------------------------------------------------------------------------
   Total Liabilities                                       2,217,290,510   2,248,981,916
- -------------------------------------------------------------------------------------------
Partners' Capital:
 General Partner                                               3,802,717       2,772,295
 Beneficial Unit Certificate (BUC) Holders
 6,010,589 BUCs authorized, issued and outstanding           146,434,142     141,823,046
- -------------------------------------------------------------------------------------------
   Total Partners' Capital                                   150,236,859     144,595,341
- -------------------------------------------------------------------------------------------
Total Liabilities and Partners' Capital                   $2,367,527,369  $2,393,577,257
- -------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

    America First Financial Fund 1987-A Limited Partnership and Subsidiary

- --------------------------------------------------------------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------------------------------------
                                                       For the        For the      For the Six    For the Six
                                                    Quarter Ended  Quarter Ended  Months Ended   Months Ended
                                                    June 30, 1995  June 30, 1994  June 30, 1995  June 30, 1994
- --------------------------------------------------------------------------------------------------------------
Interest income
 Interest and fees on loans                           $25,612,698    $22,796,409    $50,414,140    $46,149,829
 Interest on mortgage-backed securities                13,225,414      9,278,839     25,893,493     17,778,989
 Interest and dividends on investment securities        1,016,781        883,421      2,229,359      1,800,022
- --------------------------------------------------------------------------------------------------------------
  Total interest income                                39,854,893     32,958,669     78,536,992     65,728,840
- --------------------------------------------------------------------------------------------------------------

Interest expense
 Interest on deposits                                  18,690,952     15,363,662     36,146,617     30,599,258
 Interest on borrowings                                 7,320,254      4,397,214     14,761,377      7,975,590
 Preferred Stock accretion                                482,941        381,999        965,881        763,998
- --------------------------------------------------------------------------------------------------------------
  Total interest expense                               26,494,147     20,142,875     51,873,875     39,338,846
- --------------------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses    13,360,746    12,815,794     26,663,117     26,389,994
 Provision for loan losses                                 187,933       333,583        352,211        935,075
- --------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses     13,172,813    12,482,211     26,310,906     25,454,919
- --------------------------------------------------------------------------------------------------------------

Non-interest income
 Deposit related fees                                      513,444       471,712      1,056,794        936,077
 Loan related fees                                         381,071       508,112        770,295      1,063,017
 Gain (loss) on disposition of loans                        45,939       (82,310)        44,154        107,735
 Other income                                            1,936,289     1,808,336      3,033,725      2,933,833
- --------------------------------------------------------------------------------------------------------------
  Total non-interest income                              2,876,743     2,705,850      4,904,968      5,040,662
- --------------------------------------------------------------------------------------------------------------

Non-interest expense
 Compensation and benefits                               4,917,029     5,350,209      9,963,916     10,935,496
 Occupancy and equipment                                 2,234,373     2,175,165      4,465,603      4,651,665
 FDIC premiums and special assessments                   1,060,536     1,089,068      2,121,073      2,178,098
 Professional services                                     347,118       410,853        530,247        782,922
 Advertising and promotion                                 398,557       268,766        628,020        627,710
 Provision for loss (recovery) on interest
  rate exchange agreements                               1,029,000      (637,000)     1,029,000     (2,515,000)
 Other expense                                           2,601,872     2,758,088      5,499,980      5,928,352
- --------------------------------------------------------------------------------------------------------------
  Total non-interest expense                            12,588,485    11,415,149     24,237,839     22,589,243
- --------------------------------------------------------------------------------------------------------------
Net income before income taxes                           3,461,071     3,772,912      6,978,035      7,906,338
 Provision for income taxes                                   -             -              -              -
- --------------------------------------------------------------------------------------------------------------
Net income                                             $ 3,461,071   $ 3,772,912    $ 6,978,035    $ 7,906,338
- --------------------------------------------------------------------------------------------------------------
Net income allocated to:
 General Partner                                       $   188,418   $   250,682    $   388,014    $   573,571
 BUC Holders                                             3,272,653     3,522,230      6,590,021      7,332,767
- --------------------------------------------------------------------------------------------------------------
                                                       $ 3,461,071   $ 3,772,912    $ 6,978,035    $ 7,906,338
- --------------------------------------------------------------------------------------------------------------
Net income per Beneficial Unit Certificate             $     .5445   $     .5860    $    1.0964    $    1.2200
- --------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

    America First Financial Fund 1987-A Limited Partnership and Subsidiary

- ------------------------------------------------------------------------------------------
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    For the Six Months Ended June 30, 1995
- ------------------------------------------------------------------------------------------
                                                General     Beneficial Unit
                                                Partner   Certificate Holders     Total
- ------------------------------------------------------------------------------------------
Balance at December 31, 1994                  $2,772,295     $141,823,046     $144,595,341
Net income                                       388,014        6,590,021        6,978,035
Cash distributions paid or accrued               (64,978)      (4,808,471)      (4,873,449)
Net unrealized gains on available-for-sale
   mortgage-backed securities                    707,386        2,829,546        3,536,932
- ------------------------------------------------------------------------------------------
Balance at June 30, 1995                      $3,802,717     $146,434,142     $150,236,859
- ------------------------------------------------------------------------------------------



The accompanying notes are an integral part of the consolidated financial statements.

    America First Financial Fund 1987-A Limited Partnership and Subsidiary

- ---------------------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
- ---------------------------------------------------------------------------------------------
                                                                 For the Six     For the Six
                                                                Months Ended    Months Ended
                                                                June 30, 1995   June 30, 1994
- ---------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                        $ 6,978,035   $  7,906,338
Adjustments to reconcile net income to net cash
  provided by operating activities
  Amortization of:
   Investments and mortgage-backed securities net premium             145,305      1,090,420
   Loan discount                                                   (1,083,217)       (53,253)
   Intangibles                                                        669,984        669,984
  Proceeds from sale of loans originated and held for sale          3,476,254     24,664,776
  Originations of loans held for sale                              (3,365,600)   (19,564,513)
  Gain on disposition of mortgage loans                               (44,154)      (107,735)
  Provision for loan losses                                           352,211        935,075
  Provision for loss on interest rate exchange agreements           1,029,000              -
  Increase in accrued interest receivable                          (1,303,110)      (265,656)
  Decrease in accrued interest payable                               (526,859)      (376,080)
  Depreciation and amortization of premises and equipment           1,048,853      1,265,955
  (Increase) decrease in other assets                                (750,097)     2,042,398
  Decrease in other liabilities                                    (5,038,693)    (7,902,768)
  Other, net                                                          170,584       (827,221)
- ---------------------------------------------------------------------------------------------
Total adjustments                                                  (5,219,539)     1,571,382
- ---------------------------------------------------------------------------------------------
  Net cash provided by operating activities                         1,758,496      9,477,720
- ---------------------------------------------------------------------------------------------
Cash flows from investing activities
  Loans originated and held for investment                        (55,134,398)  (127,564,459)
  Purchases of investment securities                                        -    (39,985,937)
  Purchases of mortgage-backed securities                         (66,882,437)  (102,411,482)
  Purchases of real estate loans                                   (3,136,168)   (44,168,764)
  Purchases of premises and equipment                                (452,720)      (602,026)
  Principal payments on mortgage-backed securities                 51,035,589     83,870,249
  Principal payments on loans                                      94,645,782    229,385,647
  Proceeds from maturities of securities
   purchased under agreements to resell                             3,000,000     10,000,000
  Proceeds from sale of Federal Home Loan Bank stock                        -      1,781,400
  Proceeds from sales of real estate owned                          4,659,649      6,629,688
  Other, net                                                          992,169          3,335
- ---------------------------------------------------------------------------------------------
  Net cash provided by investing activities                        28,727,466     16,937,651
- ---------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net decrease in checking, money market accounts
   and passbook savings                                           (39,219,483)   (20,528,236)
  Proceeds from issuance of certificates of deposits              141,088,634    124,625,666
  Payments for maturing or early withdrawal
   of certificates of deposits                                   (136,346,887)  (123,558,592)
  Net increase (decrease) in short-term repurchase agreements       6,357,000    (20,641,000)
  Decrease in Federal Home Loan Bank advances                               -    (25,000,000)
  Capital distributions                                            (4,873,449)    (4,873,451)
- ---------------------------------------------------------------------------------------------
  Net cash used in financing activities                           (32,994,185)   (69,975,613)
- ---------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                          (2,508,223)   (43,560,242)
Cash and cash equivalents at beginning of period                   64,561,654     87,378,870
- ---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $62,053,431    $43,818,628
- ---------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Non cash investing and financing activities:
     Additions to real estate acquired through foreclosure        $ 2,489,574    $ 5,135,512
     Additions to consumer loans acquired in
       settlement of loans                                        $    57,561    $   154,696

     Cash paid for interest (including interest credited)         $51,687,025    $39,100,337
     Cash paid for alternative income and minimum
       franchise taxes                                            $   185,000    $   178,058
- ---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

    America First Financial Fund 1987-A Limited Partnership and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

1. Organization

   America First Financial Fund 1987-A Limited Partnership (the "Partnership") was formed on April 14, 1987 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring one or more federally insured financial institutions through supervisory assisted acquisitions. The Partnership formed a subsidiary corporation, America First Eureka Holdings, Inc. ("AFEH") for the purpose of owning and managing one or more acquired financial institutions. The Partnership will terminate on December 31, 2036, unless terminated earlier under the provisions of the Partnership Agreement. The general partner of the Partnership is America First Capital Associates Limited Partnership Five ("AFCA-5") whose managing general partner is AFCA-5 Management Corporation.

2. Basis of Presentation

   The consolidated financial statements of the Partnership include the accounts of the Partnership, AFEH (its wholly owned subsidiary) and AFEH's wholly-owned subsidiary, EurekaBank ("Eureka") and its subsidiaries. All significant intercompany transactions have been eliminated.

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Partnership's financial condition as of June 30, 1995, and the results of its operations for the quarters and six months ended June 30, 1995 and 1994. Certain amounts in the consolidated financial statements for 1994 have been reclassified to conform with the current consolidated financial statement presentation.

3. Allowance for Loan Losses

   The Partnership recorded a loan loss provision of approximately $188,000 and $352,000 for the quarter and six months ended June 30, 1995, respectively, compared to $334,000 and $935,000 for comparable periods in 1994. At June 30, 1995 and December 31, 1994, the Partnership maintained loan loss reserves of approximately $7.3 million and $7.8 million, respectively. Management believes that reserves are adequate given the composition and credit characteristics of the loan portfolio.

4. Interest Rate Exchange Agreements

   The Partnership entered into interest rate exchange agreements to reduce the impact of future fluctuations in interest rates on fixed rate mortgages funded by variable rate liabilities. The floating rates to be received by the Partnership under the terms of the these agreements are reset monthly, quarterly or semi-annually and are generally indexed to the FHLB Eleventh District Cost of Funds index or the three or six month London Interbank Offered Rate ("LIBOR").

   During the third quarter of 1993, Eureka recorded a charge to earnings of $20.4 million related to interest rate exchange contracts arranged predominantly in 1988, 1990 and 1991. The sustained decline in interest rates in the general economy and the resultant prepayment of mortgage loans associated with the interest rate exchange agreements caused Eureka to establish a liability based on the estimated fair value of interest rate exchange agreements that were no longer deemed effective as hedges. During the quarter and six months ended June 30, 1995, Eureka recorded to non-interest expense a provision for losses on interest rate exchange agreements of approximately $1.0 million to reflect the effect of interest rate decreases on the market value of Eureka's obligations under interest rate exchange agreements deemed ineffective as hedges. During the

    America First Financial Fund 1987-A Limited Partnership and Subsidiary


   quarter and six months ended June 30, 1994, Eureka recorded credits (recoveries) to non-interest expense of approximately $637,000 and $2.5 million, respectively. The recorded liability for the exchange agreements totaled approximately $2.8 million and $4.7 million at June 30, 1995 and December 31, 1994, respectively.

   Net interest expense on interest rate exchange agreements is included as an adjustment to interest income on loans. For the quarter and six months ended June 30, 1995, net interest expense on interest rate exchange agreements totaled approximately $897,000 and $1.9 million, respectively, compared to $1.8 million and $3.7 million for the same periods in 1994. For the quarter and six months ended June 30, 1995, net interest paid or accrued on interest rate exchange agreements totaled approximately $1.5 million and $3.8 million, respectively, as compared to $4.7 million and $8.7 million for the same periods in 1994.

5. Capital

   In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," securities classified as available-for-sale are carried at fair market value with the unrealized gain or loss recorded in partners' capital. The unrealized loss at June 30, 1995 approximated $400,000 after reflecting unrealized gains of $1.4 million and $3.5 million for the quarter and six months ended June 30, 1995.

6. Partnership Income, Expenses and Cash Distributions

   The Partnership Agreement contains provisions for the distribution of Distributable Cash and Net Sales Proceeds, and for the allocation of income and loss from operations for both tax and financial reporting purposes among AFCA-5 and BUC Holders. Distributions are made to each BUC Holder based on the number of BUCs held by each BUC Holder as of the last day of the quarter. Allocations of earnings between BUC Holders and the General Partner are based upon non-compounded cumulative return on the adjusted capital as follows:

                                                         Allocation to
          Non-compounded cumulative return of:   BUC Holders : General Partner
          ------------------------------------  ------------------------------
                      Up to 8%                               99 : 1
                      >8% to 10%                             90 : 10
                      >10% to 12%                            80 : 20
                      >12%                                   75 : 25

7.  Transactions with Related Parties

    The Partnership and AFEH reimburse AFCA-5 for certain costs and expenses incurred in connection with the operation of the Partnership including legal and accounting fees and other administrative costs. The amount of such expenses incurred by AFCA-5 subject to reimbursement by the Partnership or AFEH, was $83,134 and $241,181 for the quarter and six months ended June 30, 1995, respectively, compared to $140,397 and $426,953 for the same periods in 1994.

    AFEH, Eureka and an affiliate of AFCA-5, America First Service Corporation ("AFSC"), have entered into a licensing agreement through which AFSC provides services to AFEH and Eureka. AFEH is committed to pay an annual fee equal to 0.5% of Eureka's interest income and other income without deduction for interest and other expenses. For the quarter and six months ended June 30, 1995, $213,446 and $416,857, respectively, of the annual fee had been paid or accrued, compared to $193,538 and $384,344 for comparable periods in 1994.

    America First Financial Fund 1987-A Limited Partnership and Subsidiary

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

At June 30, 1995, Partnership assets were approximately $2.4 billion, which was approximately $26 million lower than the level at December 31, 1994, and consisted primarily of the assets and liabilities of Eureka. Significant changes in the composition of the balance sheet included the following:

 .  Net loans receivable, loans held for sale and net mortgage-backed securities
   ("MBS") decreased approximately $19.0 million during the six months ended June 30, 1995. Net decreases of approximately $38.2 million were recorded in the loan portfolio, while net increases of approximately $19.2 million were recorded in the MBS portfolio. During the six months ended June 30, 1995, Eureka originated $57.3 million and purchased $3.1 million and $65.8 million in mortgage loans and MBS, respectively. Repayments of $142.3 million and sales of $3.4 million were recorded in the mortgage loan and MBS portfolios during the six months ended June 30, 1995.

 . Retail deposits decreased approximately $34.5 million since December 31, 1994 to $1.7 billion at June 30, 1995. The decrease in deposits was primarily due to a decline in short-term money market products.

 . Securities sold under agreements to repurchase and other borrowings increased approximately $6.4 million during the first six months of 1995 from $512.7 million at December 31, 1994 to $519.1 million at June 30, 1995. As of June 30, 1995, other liabilities decreased by $4.5 million since December 31, 1994, primarily due to reductions of approximately $873,000 in the interest rate exchange agreements liability, $980,000 in net interest payable on interest rate exchange agreements, $776,000 for accrued interest on borrowings, $704,000 for accrued personnel expenses, $745,000 in accounts payable and $400,000 in other accruals.

At June 30, 1995 and December 31, 1994, the loan-to-deposit ratio was 84%. Loans, MBS and investments comprised approximately 96% of Partnership assets at June 30, 1995 and December 31, 1994.

Cash distributions paid or accrued during the first and second quarters of 1995 totaled $.40 per BUC or an 8% per annum return based on original contributions of $20 per BUC. Future distributions are expected to be made principally from dividends paid to the Partnership by AFEH. AFEH funds these dividends by receipt of dividends from Eureka, the payment of which is subject to regulatory limitation. Accordingly, it is not possible to estimate the level of cash distributions to BUC Holders over the long term.

Asset Quality

The allowance for loan losses was $7.3 million and $7.8 million or .52% and .54% of loans outstanding at June 30, 1995 and December 31, 1994, respectively. Non-performing assets (loans which were 90 or more days delinquent and real estate acquired through foreclosure) were approximately $10.5 million and $13.3 million or .45% and .56% of total assets at June 30, 1995 and December 31, 1994, respectively. This compares favorably to 2.71% for non-performing assets as of March 31, 1995, for thrifts located in California as reported by the Office of Thrift Supervision ("OTS"). The ratio of loan loss reserves to non-performing loans was 90% at June 30, 1995 compared to 94% at December 31, 1994.

The level of loans 30 days or more delinquent remained low at approximately $16.0 million or 1.14% of loans at June 30, 1995, compared to approximately $17.0 million or 1.18% of loans at December 31, 1994. This

    America First Financial Fund 1987-A Limited Partnership and Subsidiary

compares favorably to 4.66% for loans 30 days or more delinquent as of March 31, 1995, for thrifts located in California as reported by the OTS. Loans 30 days or more delinquent at June 30, 1995 included $12.4 million in mortgage loans collateralized by 1-4 unit residences.

As of January 1994, Eureka had purchased $7.8 million in mortgage loans secured by real estate located in southern California which were affected by the January 17, 1994 Northridge earthquake (Northridge loans). The Northridge loans were serviced by other institutions, and the servicers negotiated with the borrowers on behalf of Eureka temporary forbearance agreements for hardship conditions. Industry practice and regulatory guidelines require the Northridge loans to be reported as delinquent loans if the borrowers' payments under the temporary forbearance agreements are less than the contractual payments of the original loan agreements. As of June 30, 1995 and December 31, 1994, $2.7 million and $4.6 million, respectively, of the $7.8 million Northridge loans were included in delinquent loans. Under the terms of the temporary forbearance agreements, $2.5 million were performing and current at June 30, 1995. Excluding the Northridge loans, the ratio of loans thirty days or more delinquent to total loans was .94% and .86% at June 30, 1995 and December 31, 1994, respectively.

Eureka's determination of loan loss reserves and the resulting provision for loan losses are based upon judgments and assumptions regarding various factors including general economic conditions, internal asset review findings, composition of the loan portfolio, historical loss experience and estimates of potential future losses. Management believes that it has provided adequate loan loss reserves to cover potential losses, particularly considering the low level of delinquencies and charge-offs experienced by Eureka over the past five years and continued adherence to strict credit quality control guidelines. Future increases in interest rates may have an impact on credit quality as mortgage loan payments increase for the upward movement in index rates. The future loss experience related to a rising interest rate environment cannot be predicted.

Results of Operations

Net income for the quarter and six months ended June 30, 1995 was approximately $3.5 million and $7.0 million, respectively, compared to $3.8 million and $7.9 million for comparable periods in 1994. Net income per BUC for the quarter and six months ended June 30, 1995 was $.5445 and $1.0964, respectively, compared to $.5860 and $1.2200 during the quarter and six months ended June 30, 1994.

Net Interest Income

Net interest income before the provision for loan losses for the quarter and six months ended June 30, 1995, was approximately $13.4 million and $26.7 million, respectively, compared to $12.8 million and $26.4 million for the same periods in 1994.

Net interest income is the Partnership's principal income component and is determined by the relative levels of, and interest rates paid on, interest earning assets and interest bearing liabilities. Average interest earning assets were approximately $2.3 billion for the quarter and six months ended June 30, 1995, compared to approximately $2.2 billion for the quarter and six months ended June 30, 1994. The net interest margin, the net yield on average assets, for the three months ended June 30, 1995 was 2.30% compared to 2.21% for the same period a year earlier. The increase in net interest margin in the second quarter of 1995 compared to the second quarter of 1994 was primarily due to lower prepayment rates and the repricing of adjustable rate mortgage loans originated with initial teaser rates. For the six months ended June 30, 1995 and 1994, the net interest margin was 2.26% and 2.29%, respectively.

    America First Financial Fund 1987-A Limited Partnership and Subsidiary

Provision for Loan Losses

The Partnership recorded loan loss provisions of approximately $188,000 and $352,000 for the quarter and six months ended June 30, 1995, respectively. Loan loss provisions recorded during the quarter and six months ended June 30, 1994 totaled $334,000 and $935,000, respectively. Net loan charge-offs were $326,000 and $736,000 for the quarter and six months ended June 30, 1995, respectively. Net loan charge-offs for the quarter and six months ended June 30, 1994 approximated $460,000 and $1.1 million, respectively. Of the total net charge-offs recorded during the quarter and six months ended June 30, 1995, $226,000 and $483,000, respectively, were for Eureka's consumer loan portfolio, as compared to $387,000 and $734,000 for the quarter and six months ended June 30, 1994. Mortgage loan charge-offs totaled $99,000 and $253,000 for the quarter and six months ended June 30, 1995, compared to $73,000 and $335,000 for the same periods in 1994, respectively.

Management continually reviews the adequacy of loan loss reserves and believes that it has provided adequate loan loss reserves to cover potential losses.
This includes consideration of the low level of delinquencies and charge-offs experienced by Eureka over the past five years and continued adherence to strict credit quality control guidelines.

Non-Interest Income

The principal components of non-interest income are deposit and loan related fee income, gain on the disposition of loans and other income. Non-interest income totaled approximately $2.9 million and $4.9 million for the quarter and six months ended June 30, 1995, respectively, compared to $2.7 million and $5.0 million for the same periods in 1994.

Deposit and loan related fees for the three and six months ended June 30, 1995 were approximately $895,000 and $1.8 million, compared to $980,000 and $2.0 million for the same periods in 1994.

Fixed rate loans which meet the FHLMC lending requirements, "conforming loans," are originated by Eureka for sale in the secondary mortgage market. The net gain from Eureka's loan sale activities was approximately $46,000 and $44,000 for the quarter and six months ended June 30, 1995, respectively, on sales of loans of approximately $2.4 million and $3.4 million, respectively. During comparable periods a year earlier, Eureka sold conforming loans with principal balances which totaled $10 million and $25 million at a net gain/(loss) of approximately $(82,000) and $108,000, respectively. The decline in loan sale transactions and related income was due, in part, to overall fewer loan fundings and a shift in borrowers preferences to adjustable mortgages, which are generally not sold in the secondary market.

Other non-interest income for the quarter and six months ended June 30, 1995 was approximately $1.9 million and $3.0 million, respectively, compared to $1.8 million and $2.9 million for comparable periods in 1994. Other income included rental income, fee income from Eureka Financial Services Inc., a Eureka subsidiary licensed to sell mutual funds and insurance annuities, income from real estate held for investment, gain on sale of real estate foreclosed, and other non-operating income items.

Non-Interest Expense

The principal components of non-interest expense are compensation and benefits expenses, occupancy and equipment expenses, FDIC insurance premiums, professional and advertising expenses, provision for loss(recovery) on interest rate exchange agreements and other administrative expenses. Non-interest expense for the quarter and six months ended June 30, 1995 was approximately $12.6 million and $24.2 million compared to $11.4 million and $22.6 million for the same periods in 1994.

    America First Financial Fund 1987-A Limited Partnership and Subsidiary

Compensation and benefits expenses were approximately $4.9 million and $10.0 million for the quarter and six months ended June 30, 1995, compared to approximately $5.4 million and $10.9 million for the quarter and six months ended June 30, 1994. In addition to management's general effort to reduce controllable costs, the decline in loan funding volume in 1995 reduced loan agent commissions for the three and six months ended June 30, 1995, as compared to the same periods in 1994.

Non-interest expense for the quarter and six months ended June 30, 1995 included adjustments to the interest rate exchange agreements liability established by recording the $20.4 million provision for the quarter and nine months ended September 30, 1993. During the quarter ended June 30, 1995, a provision of approximately $1.0 million was recorded to increase the interest rate exchange agreements liability to reflect the effect of interest rate decreases on the market value of Eureka's obligations under the interest rate exchange agreements deemed ineffective as hedges. The recorded exchange agreements liability was reduced by $637,000 and $2.5 million for the quarter and six months ended June 30, 1994, to reflect the effect of interest rate increases on the market value of Eureka's obligations under the interest rate exchange agreements. The change in the exchange agreements liability during the quarter and six months ended June 30, 1995 included scheduled accretion of $600,000 and $1.9 million, as compared to $2.3 million and $5.0 million for the same periods in 1994. Such accretion was an adjustment to the yield on mortgage loans.

Occupancy and equipment expenses totaled $2.2 million and $4.5 million for the quarter and six months ended June 30, 1995, respectively, compared to $2.2 million and $4.7 million for the same periods a year earlier.

FDIC insurance premiums, professional and advertising expenses, and other administrative expenses were approximately $4.4 million and $ 8.8 million for the quarter and six months ended June 30, 1995, respectively, and $4.5 million and $9.5 million for comparable periods a year earlier. Decreases in 1995 were primarily attributable to the general effort to manage controllable costs such as professional services and other administrative expenses.

Provision for Income Taxes

Due to the net operating loss carryforwards available to AFEH arising from the Acquisition of Eureka, AFEH does not expect to pay federal income taxes in 1995. AFEH's alternative minimum taxes totaled $90,000 and $185,000 for the three and six months ended June 30, 1995. Alternative minimum taxes paid by AFEH are recorded as prepaid expenses in other assets with an indefinite life and will be used to offset future tax liabilities.

Interest Rate Risk

At June 30, 1995, Eureka had a negative one-year interest rate repricing gap of approximately five percent and a negative three-year interest rate repricing gap of approximately three percent. At June 30, 1994, Eureka had a negative one-year interest rate repricing gap of approximately two percent and a negative three-year interest rate repricing gap of approximately four percent. The interest rate repricing gap reported at June 30, 1995 assumes lower prepayment levels on mortgage loans as compared to the interest rate repricing gap reported at June 30, 1994. Eureka experienced overall lower prepayment levels during the second quarter and six months ended June 30, 1995, as compared to the same period in 1994. Additionally, maturing interest rate swap agreements have had a reduced hedging impact on Eureka's reported interest rate repricing gap at June 30, 1995, as compared to June 30, 1994.

    America First Financial Fund 1987-A Limited Partnership and Subsidiary

Liquidity

Regulations require a savings institution to maintain a liquidity ratio of at least five percent of cash and specified securities to net withdrawable accounts and borrowings due in one year. For the month of June 1995, Eureka's liquidity ratio was 5.02% compared to 5.03% for the month of December 1994. Resources committed at June 30, 1995 consisted of approximately $22.2 million in loan and MBS funding commitments. Management believes that existing liquidity and other capital resources are adequate to fund existing and anticipated commitments existing at June 30, 1995.

Capital Requirements

OTS regulations require that savings institutions meet three separate capital tests: a risk-based standard, a core capital standard and a tangible capital standard. At June 30, 1995, Eureka maintained regulatory capital as follows:

                                                               (000's)
                                  -----------------------------------------------------------------
                                        Tangible                  Core             Risk-Based
                                        Capital                  Capital            Capital
                                  ----------------------   ------------------   ---------------------
                                                                                            % of
                                                  %                      %               Risk-Based
                                   Amount     of Assets    Amount    of Assets  Amount     Assets
                                  ---------   ---------    --------  ---------  ------   ------------
GAAP Capital                      $144,355                 $144,355            $144,355
Non-allowable assets:
 Intangible assets                  (4,762)                  (4,762)             (4,762)
 Non-includable Subsidiaries        (4,946)                  (4,946)             (4,946)
Unrealized loss on securities:
 Available for sale                    400                      400                 400
Additional capital item:
 General valuation allowances            -                        -               4,238
                                   --------                --------            --------
Computed regulatory capital         135,047       5.75%     135,047    5.75%    139,285       14.16%
Minimum capital requirement          35,246       1.50%      70,491    3.00%     78,696        8.00%
                                   --------     ------     --------  ------    --------    --------
Excess regulatory capital          $ 99,801       4.25%    $ 64,556    2.75%   $ 60,589        6.16%
                                   ========     ======     ========  ======    ========    ========

    America First Financial Fund 1987-A Limited Partnership and Subsidiary

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings
               -----------------

      There are no material pending legal proceedings to which the Partnership or AFEH is a party or to which any property of the Partnership or AFEH is subject. Eureka, however, is a party to various lawsuits arising in the normal course of its business. Management does not believe that any of the legal proceedings to which Eureka is a party will have a material impact on the financial condition of the Partnership.

      Item 6.  Exhibits and Reports on Form 8-K
               --------------------------------

          (a)  Exhibits:

               4(a) Amended and Restated Limited Partnership Agreement dated June 30, 1987 (incorporated herein by reference to Form 10-K dated December 31, 1987 filed pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Financial Fund 1987-A Limited Partnership (Commission File No. 0-16918)).

               4(b) Form of Certificate of Beneficial Unit Certificate (incorporated by reference to Amendment No. 3 to Registration Statement on Form S-11 filed March 31, 1987 with the Securities and Exchange Commission by America First Financial Fund 1987-A Limited Partnership (Commission File No. 33-10286)).

               10 Long-term incentive compensation plan of EurekaBank (as amended and restated effective January 1, 1991) (incorporated herein by reference to Form 10-Q dated August 13, 1991 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Financial Fund 1987-A Limited Partnership (Commission File No. 0-16918)).

               28.1 Letter to BUC Holders, revised as of April 1, 1992 (incorporated herein by reference to Form 10-Q dated May 15, 1992, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Financial Fund 1987-A Limited Partnership (Commission File No. 33-10286)).

               28.2 America First Financial Fund 1987-A Distribution Reinvestment Plan Summary, revised as of April 1, 1992 (incorporated herein by reference to Form 10-Q dated May 15, 1992, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Financial Fund 1987-A Limited Partnership (Commission File No. 33-10286)).

               28.3 First Amended Distribution Reinvestment Plan Agreement, dated as of April 1, 1992 (incorporated herein by reference to Form 10-Q dated May 15, 1992, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Financial Fund 1987-A Limited Partnership (Commission File No. 33-10286)).

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMERICA FIRST FINANCIAL FUND
                               1987-A LIMITED PARTNERSHIP

                               By   America First Capital
                                    Associates Limited
                                    Partnership Five, General
                                    Partner of the Registrant

                               By   AFCA-5 Management Corporation,
                                    General Partner of America First
                                    Capital Associates Limited Partnership Five



Date:  August 10, 1995         By   /s/ George H. Krauss
                                    -------------------------------------------
                                    GEORGE H. KRAUSS
                                    Chairman of the Board of Directors
                                    and Secretary (Principal Executive Officer)



Date:  August 10, 1995         By   /s/ J. Paul Bagley
                                    --------------------------------------------
                                    J. PAUL BAGLEY
                                    Director, President and Treasurer
                                    (Principal Financial Officer)