Form 10-Q
period 1995-09-30
AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP
filed 1995-11-08
CIK 818789

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



    X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----    Exchange Act of 1934

           For the quarterly period ended September 30, 1995 or

           Transition report pursuant to Section 13 or 15(d) of the Securities
  -----    Exchange Act of 1934


           For the transition period from ________________ to _________________

           Commission File Number:  0-16918


            AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


           Delaware                                    47-0713310
--------------------------------------------------------------------------------
 (State or other jurisdiction                        (IRS Employer
of incorporation or organization)                  Identification No.)

1004 Farnam Street, Omaha, Nebraska                       68102
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                                (402) 444-1630
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X     NO
                            -----      -----

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

                                   FORM 10-Q

                               SEPTEMBER 30, 1995



                               TABLE OF CONTENTS

                                                                 PAGE
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets
           September 30, 1995 and December 31, 1994............     1

           Consolidated Statements of Operations
           For the quarters ended September 30, 1995 and
           September 30, 1994 and for the nine months ended
           September 30, 1995 and September 30, 1994...........     2

           Consolidated Statement of Partners' Capital
           For the nine months ended September 30, 1995........     3

           Consolidated Statements of Cash Flows
           For the nine months ended September 30, 1995 and
           September 30, 1994..................................     4

           Notes to Consolidated Financial Statements..........     5


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................     7

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings...................................    13

  Item 6.  Exhibits and Reports on Form 8-K....................    13

SIGNATURES.....................................................    14

    America First Financial Fund 1987-A Limited Partnership and Subsidiary

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                          CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------
                                                    September 30, 1995  December 31, 1994
-----------------------------------------------------------------------------------------
Assets
  Cash and amounts due from depository institutions    $   23,304,363     $   23,861,654
  Federal funds sold                                       15,000,000         38,000,000
  Securities purchased under agreements to resell          22,500,000          5,700,000
  Investments held to maturity                             39,994,356         39,990,607
  Mortgage-backed securities, net
    Held to maturity                                      720,389,353        737,896,536
    Available-for-sale                                     53,183,120         53,004,210
  Loans receivable, net                                 1,446,006,904      1,432,997,028
  Loans held for sale                                         699,400            151,500
  Accrued interest receivable                              13,890,046         11,624,961
  Premises and equipment, net                               9,737,725         10,638,292
  Federal Home Loan Bank stock, at cost                    21,226,300         20,460,600
  Real estate held for sale or investment, net              2,385,712          4,653,517
  Real estate owned, net                                    1,790,488          4,964,934
  Other assets                                              9,257,653          9,633,418
-----------------------------------------------------------------------------------------
      Total Assets                                     $2,379,365,420     $2,393,577,257
-----------------------------------------------------------------------------------------
Liabilities and Partners' Capital
  Customer deposits                                    $1,694,690,762     $1,696,291,789
  Securities sold under agreements to repurchase          424,586,000        462,485,000
  Other borrowings                                         70,178,000         50,278,000
  Redeemable Preferred Stock; Series A, no par value;
    200,000 shares issued; $20 million liquidation
    value                                                  15,059,048         13,610,226
  Distributions payable                                     2,436,725          2,436,725
  Other liabilities and accrued expenses                   19,500,685         23,880,176
-----------------------------------------------------------------------------------------
      Total Liabilities                                 2,226,451,220      2,248,981,916
-----------------------------------------------------------------------------------------
Partners' Capital:
  General Partner                                           4,289,244          2,772,295
  Beneficial Unit Certificate (BUC) Holders
    6,010,589 BUCs authorized, issued and outstanding     148,624,956        141,823,046
-----------------------------------------------------------------------------------------
      Total Partners' Capital                             152,914,200        144,595,341
-----------------------------------------------------------------------------------------
Total Liabilities and Partners' Capital                $2,379,365,420     $2,393,577,257
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

    America First Financial Fund 1987-A Limited Partnership and Subsidiary

                     CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------
                                                         For the          For the        For the Nine     For the Nine
                                                      Quarter Ended    Quarter Ended     Months Ended     Months Ended
                                                      Sept. 30, 1995   Sept. 30, 1994   Sept. 30, 1995   Sept. 30, 1994
-----------------------------------------------------------------------------------------------------------------------
Interest income
  Interest and fees on loans                            $27,483,043      $23,274,202      $77,897,183      $69,424,031
  Interest on mortgage-backed securities                 14,019,563        9,665,249       39,913,056       27,444,238
  Interest and dividends on investment securities         1,172,123        1,070,761        3,401,482        2,870,783
-----------------------------------------------------------------------------------------------------------------------
    Total interest income                                42,674,729       34,010,212      121,211,721       99,739,052
-----------------------------------------------------------------------------------------------------------------------
Interest expense
  Interest on deposits                                   19,664,815       16,243,102       55,811,432       46,842,360
  Interest on borrowings                                  8,060,250        4,849,270       22,821,627       12,824,860
  Preferred Stock accretion                                 482,940          381,999        1,448,821        1,145,997
-----------------------------------------------------------------------------------------------------------------------
    Total interest expense                               28,208,005       21,474,371       80,081,880       60,813,217
-----------------------------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses     14,466,724       12,535,841       41,129,841       38,925,835
  Provision for loan losses                                 234,595          262,431          586,806        1,197,506
-----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses      14,232,129       12,273,410       40,543,035       37,728,329
-----------------------------------------------------------------------------------------------------------------------
Non-interest income
  Deposit related fees                                      502,711          480,693        1,559,505        1,416,770
  Loan related fees                                         484,419          438,652        1,254,714        1,501,669
  Gain on disposition of loans                               16,057           13,492           60,211          121,227
  Other income                                            1,303,356        2,043,780        4,337,081        4,977,613
-----------------------------------------------------------------------------------------------------------------------
    Total non-interest income                             2,306,543        2,976,617        7,211,511        8,017,279
-----------------------------------------------------------------------------------------------------------------------
Non-interest expense
  Compensation and benefits                               5,133,529        5,135,651       15,097,445       16,073,562
  Occupancy and equipment                                 2,234,668        2,548,358        6,700,271        7,660,253
  FDIC premiums and special assessments                   1,049,294        1,054,934        3,170,367        3,233,032
  Professional services                                     200,366          168,130          730,613          951,052
  Advertising and promotion                                 172,820          282,102          800,840          909,812
  Provision for loss (recovery) on interest
    rate exchange agreements                                 68,000         (303,000)       1,097,000       (2,818,000)
  Other expense                                           2,568,829        2,498,670        8,068,809        7,964,377
-----------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                           11,427,506       11,384,845       35,665,345       33,974,088
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                5,111,166        3,865,182       12,089,201       11,771,520
  Provision for income taxes                                      -                -                -                -
-----------------------------------------------------------------------------------------------------------------------
Net income                                               $5,111,166       $3,865,182      $12,089,201      $11,771,520
-----------------------------------------------------------------------------------------------------------------------
Net income allocated to:
  General Partner                                        $  518,436       $  269,239      $   906,450      $   842,810
  BUC Holders                                             4,592,730        3,595,943       11,182,751       10,928,710
-----------------------------------------------------------------------------------------------------------------------
                                                         $5,111,166       $3,865,182      $12,089,201      $11,771,520
-----------------------------------------------------------------------------------------------------------------------
Net income per BUC                                       $    .7641       $    .5983      $    1.8605      $    1.8182
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

    America First Financial Fund 1987-A Limited Partnership and Subsidiary

                  CONSOLIDATED STATEMENT OF PARTNER'S CAPITAL
                 For the Nine Months Ended September 30, 1995

--------------------------------------------------------------------------------
                                     General
                                     Partner       BUC Holders      Total
--------------------------------------------------------------------------------
Balance at December 31, 1994         $2,772,295    $141,823,046    $144,595,341
Net income                              906,450      11,182,751      12,089,201
Cash distributions paid or accrued      (97,467)     (7,212,707)     (7,310,174)
Net unrealized gains on
   available-for-sale
   mortgage-backed securities           707,966       2,831,866       3,539,832
--------------------------------------------------------------------------------
Balance at September 30, 1995        $4,289,244    $148,624,956    $152,914,200
--------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

    America First Financial Fund 1987-A Limited Partnership and Subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------
                                                                        For the Nine       For the Nine
                                                                        Months Ended       Months Ended
                                                                        Sept. 30, 1995    Sept. 30, 1994
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                              $  12,089,201      $  11,771,520
Adjustments to reconcile net income to net cash
  provided by operating activities
  Amortization of:
   Investments and mortgage-backed securities net premium                     366,460          1,562,719
   Loan discount                                                           (1,504,251)          (216,600)
   Intangibles                                                              1,004,976          1,004,976
  Proceeds from sale of loans originated and held for sale                  4,652,511         26,470,918
  Originations of loans held for sale                                      (5,140,200)       (21,357,163)
  Gain on sale of real estate owned                                          (599,625)        (1,254,528)
  Gain on disposition of mortgage loans                                       (60,211)          (121,227)
  Provision for loan losses                                                   586,806          1,197,506
  Provision for loss (recovery) on interest rate exchange agreements        1,097,000         (2,818,000)
  Increase in accrued interest receivable                                  (2,265,085)          (835,142)
  Decrease in accrued interest payable                                     (1,062,064)          (374,882)
  Depreciation and amortization of premises and equipment                   1,533,695          1,906,905
  Increase in other assets                                                 (1,173,122)          (761,274)
  Decrease in other liabilities                                            (4,414,427)        (7,425,320)
  Other, net                                                                  673,412            501,443
---------------------------------------------------------------------------------------------------------
Total adjustments                                                          (6,304,125)        (2,519,669)
---------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                 5,785,076          9,251,851
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Loans originated and held for investment                               (112,825,203)      (159,496,411)
  Purchases of investment securities                                                -        (42,985,937)
  Purchases of mortgage-backed securities                                 (70,531,607)      (186,344,549)
  Purchases of real estate loans                                          (92,221,198)       (58,288,883)
  Purchases of premises and equipment                                        (633,242)          (555,220)
  Principal payments on mortgage-backed securities                         91,029,503        112,110,782
  Principal payments on loans                                             176,875,681        229,352,202
  Proceeds from maturities of securities
    purchased under agreements to resell                                    3,000,000         10,000,000
  Proceeds from sale of consumer loans                                     12,959,309                  -
  Proceeds from sale of Federal Home Loan Bank stock                                -          1,781,400
  Proceeds from sales of real estate owned                                  6,544,902          8,945,002
  Proceeds from sales of real estate held for sale                          1,684,273                  -
  Other, net                                                                1,485,416            (40,338)
---------------------------------------------------------------------------------------------------------
  Net cash provided by investing activities                                17,367,834        (15,521,952)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net decrease in checking, money market accounts
   and passbook savings                                                     (738,273)        (39,288,072)
  Proceeds from issuance of certificates of deposits                     187,973,809         191,179,537
  Payments for maturing or early withdrawal
   of certificates of deposits                                          (188,836,563)       (162,290,572)
  Net decrease in short-term repurchase agreements                       (37,899,000)        (11,450,000)
  Increase (decrease) in Federal Home Loan Bank advances                  19,900,000         (25,000,000)
  Capital distributions                                                   (7,310,174)         (7,310,177)
---------------------------------------------------------------------------------------------------------
  Net cash used in financing activities                                  (26,910,201)        (54,159,284)
---------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                 (3,757,291)        (60,429,385)
Cash and cash equivalents at beginning of period                          64,561,654          87,378,870
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $  60,804,363       $  26,949,485
---------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Non cash investing and financing activities:
    Additions to real estate acquired through foreclosure              $   3,567,755       $   6,276,160
    Additions to consumer loans acquired in
      settlement of loans                                              $     188,205       $     179,345

   Cash paid for interest (including interest credited)                $  80,022,684       $  72,548,159
   Cash paid for alternative income and minimum
     franchise taxes                                                   $     400,000       $     193,058
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

    America First Financial Fund 1987-A Limited Partnership and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

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

2.  BASIS OF PRESENTATION

    The consolidated financial statements of the Partnership include the accounts of the Partnership, AFEH (its wholly-owned subsidiary) and AFEH's wholly-owned subsidiary, EurekaBank ("Eureka") and its subsidiaries. All significant intercompany transactions have been eliminated.

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Partnership's financial condition as of September 30, 1995, and the results of its operations for the quarters and nine months ended September 30, 1995 and 1994. Certain amounts in the consolidated financial statements for 1994 have been reclassified to conform with the current consolidated financial statement presentation.

3.  ALLOWANCE FOR LOAN LOSSES

    The Partnership recorded a loan loss provision of approximately $235,000 and $587,000 for the quarter and nine months ended September 30, 1995, respectively, compared to $262,000 and $1.2 million for comparable periods in 1994. At September 30, 1995 and December 31, 1994, the Partnership maintained loan loss reserves of approximately $6.7 million and $7.8 million, respectively. Management believes that reserves are adequate given the composition, credit characteristics and loss experience of the loan portfolio.

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

    The sustained decline in interest rates in the general economy and the resultant prepayment of mortgage loans associated with the interest rate exchange agreements caused Eureka to establish a liability based on the estimated fair value of interest rate exchange agreements that were no longer deemed effective as hedges. During the quarter and nine months ended September 30, 1995, Eureka recorded to non-interest expense a provision for losses on interest rate exchange agreements of approximately $68,000 and $1.1 million, respectively, to reflect the effect of interest rate decreases on the market value of Eureka's obligations under interest rate exchange agreements deemed ineffective as hedges. During the quarter and nine months ended September 30, 1994, Eureka recorded recoveries to non-interest expense of approximately $303,000 and $2.8 million, respectively. The recorded liability for the exchange agreements totaled approximately $3.1 million and $4.7 million at September 30, 1995 and December 31, 1994, respectively.

    Net interest expense on interest rate exchange agreements is included as an adjustment to interest income on loans. For

    America First Financial Fund 1987-A Limited Partnership and Subsidiary

    the quarter and nine months ended September 30, 1995, net interest expense on interest rate exchange agreements totaled approximately $213,000 and $2.2 million, respectively, compared to $1.5 million and $5.2 million for the same periods in 1994. For the quarter and nine months ended September 30, 1995, net interest paid or accrued on interest rate exchange agreements totaled approximately $948,000 and $4.8 million, respectively, as compared to $3.5 million and $12.2 million for the same periods in 1994. The decrease in net interest expense and net interest paid or accrued on interest rate exchange agreements is primarily due to the expiration of interest rate exchange agreements.

5.  CAPITAL

    In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," securities classified as available-for-sale are carried at fair market value with the unrealized gain or loss recorded in partners' capital. The net unrealized loss at September 30, 1995 approximated $397,000 after reflecting an appreciation in market value of $3,000 and $3.5 million for the quarter and nine months ended September 30, 1995.

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

                                                         Allocation to
          Non-compounded cumulative return of:  BUC Holders : General Partner
          ------------------------------------ ------------------------------
                         Up to  8%                           99 : 1
                  greater than  8% to 10%                    90 : 10
                  greater than 10% to 12%                    80 : 20
                  greater than 12%                           75 : 25

7.  TRANSACTIONS WITH RELATED PARTIES

    The Partnership and AFEH reimburse AFCA-5 for certain costs and expenses incurred in connection with the operation of the Partnership including legal and accounting fees and other administrative costs. The amount of such expenses incurred by AFCA-5 subject to reimbursement by the Partnership or AFEH, was $105,933 and $347,114 for the quarter and nine months ended September 30, 1995, respectively, compared to $108,796 and $535,749 for the same periods in 1994.

    AFEH, Eureka and an affiliate of AFCA-5, America First Service Corporation ("AFSC"), have entered into a licensing agreement through which AFSC provides services to AFEH and Eureka. AFEH is committed to pay an annual fee equal to 0.5% of Eureka's interest income and other income without deduction for interest and other expenses. For the quarter and nine months ended September 30, 1995, $223,202 and $640,059, respectively, of the annual fee had been paid or accrued, compared to $186,491 and $570,835 for comparable periods in 1994.

    America First Financial Fund 1987-A Limited Partnership and Subsidiary

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

At September 30, 1995, Partnership assets were approximately $2.379 billion, which was approximately $14.2 million lower than the level at December 31, 1994, and consisted primarily of the assets and liabilities of Eureka. Significant changes in the composition of the balance sheet included the following:

 .  Net loans receivable, loans held for sale and net mortgage-backed securities
   ("MBS") decreased approximately $3.8 million during the nine months ended September 30, 1995. Net increases of approximately $13.5 million were recorded in the loan portfolio, while net decreases of approximately $17.3 million were recorded in the MBS portfolio. The net decreases in the MBS portfolio were primarily due to prepayments. During the nine months ended September 30, 1995, Eureka originated (net of sales) $70.7 million and $40.9 million in retail and wholesale loans, respectively. Management believes that wholesale loan originations will increase as a percentage of total loan originations through 1995 and 1996. Wholesale loan originations enable Eureka to add assets that meet its credit quality guidelines within its market area. Purchased loans and MBS for the nine months ended September 30, 1995 totaled $90.9 million and $69.4 million, respectively. Of the $90.9 million in purchased loans, $87.8 million was due to the purchase in the third quarter of a seasoned 1-4 family loan portfolio. Repayments of $172.2 million and $91.0 million were recorded in the mortgage loan and MBS portfolios, respectively, during the nine months ended September 30, 1995. In the third quarter of 1995, Eureka sold its credit card portfolio which reduced loans an additional $12.5 million and resulted in a net gain on sale of $33,000.

 . Retail deposits decreased approximately $1.6 million since December 31, 1994 to $1.695 billion at September 30, 1995.

 . Securities sold under agreements to repurchase and other borrowings decreased approximately $18.0 million during the first nine months of 1995 from $512.8 million at December 31, 1994 to $494.8 million at September 30, 1995. As of September 30, 1995, other liabilities decreased by $4.4 million since
   December 31, 1994, primarily due to reductions of approximately $1.5 million in the interest rate exchange agreements liability, $1.4 million for accrued interest on borrowings and $1.1 million in accounts payable.

At September 30, 1995 and December 31, 1994, the loan-to-deposit ratio was 85%. Loans, MBS, federal funds sold and investments comprised approximately 96% of Partnership assets at September 30, 1995 and December 31, 1994.

Cash distributions paid or accrued during the nine months ended September 30, 1995 totaled $1.20 per BUC, or an 8% per annum return based on original contributions of $20 per BUC. Future distributions are expected to be made principally from dividends paid to the Partnership by AFEH. AFEH funds these dividends by receipt of dividends from Eureka, the payment of which is subject to regulatory limitation. Accordingly, it is not possible to estimate the level of cash distributions to BUC Holders over the long term.

ASSET QUALITY

The allowance for loan losses was $6.7 million and $7.8 million, or .46% and
 .54% of loans outstanding at September 30, 1995 and December 31, 1994, respectively. Non-performing assets (loans which were 90 or more days delinquent and real estate acquired through foreclosure) were approximately $9.9 million and $13.3 million, or .42% and .56% of total assets at September 30, 1995 and December 31, 1994, respectively. This compares favorably to 1.69% for non-performing assets as of June 30, 1995, for thrifts located in California as reported by the Office of Thrift Supervision ("OTS"). The ratio of loan loss reserves to non-performing loans was 83% at September 30, 1995 compared to 94% at December 31, 1994. Management believes that reserves are adequate given the composition, credit characteristics and loss experience of the loan portfolio.

    America First Financial Fund 1987-A Limited Partnership and Subsidiary

The level of loans 30 days or more delinquent remained low at approximately $11.8 million or .81% of loans at September 30, 1995, compared to approximately $17.0 million or 1.18% of loans at December 31, 1994. This compares favorably to 2.85% for loans 30 days or more delinquent as of June 30, 1995, for thrifts located in California as reported by the OTS. Loans 30 days or more delinquent at September 30, 1995 included $8.9 million in mortgage loans collateralized by 1-4 family residences.

As of January 1994, Eureka had purchased $7.8 million in mortgage loans secured by real estate located in southern California which were affected by the January 17, 1994 Northridge earthquake (Northridge loans). The Northridge loans were serviced by other institutions, and the servicers negotiated with the borrowers on behalf of Eureka temporary forbearance agreements for hardship conditions. Industry practice and regulatory guidelines require the Northridge loans to be reported as delinquent loans if the borrowers' payments under the temporary forbearance agreements are less than the contractual payments of the original loan agreements. As of September 30, 1995 and December 31, 1994, $1.5 million and $4.6 million, respectively, of the Northridge loans were included in delinquent loans. All of the Northridge loans were performing and current under the terms of the temporary forbearance agreements at September 30, 1995. Excluding the Northridge loans, the ratio of loans thirty days or more delinquent to total loans was .71% and .86% at September 30, 1995 and December 31, 1994, respectively.

Eureka's determination of loan loss reserves and the resulting provision for loan losses are based upon judgments and assumptions regarding various factors including general economic conditions, internal asset review findings, composition of the loan portfolio, historical loss experience and estimates of potential future losses. Management believes that it has provided adequate loan loss reserves to cover potential losses, particularly considering the low level of delinquencies and charge-offs experienced by Eureka over the past five years and continued adherence to strict credit quality control guidelines. Future changes in interest rates may have an impact on Eureka's determination of loan loss reserves and the resulting provision for loan losses. The future losses related to changes in interest rates cannot be predicted.

RESULTS OF OPERATIONS

Net income for the quarter and nine months ended September 30, 1995 was approximately $5.1 million and $12.1 million, respectively, compared to $3.9 million and $11.8 million for comparable periods in 1994. Net income per BUC for the quarter and nine months ended September 30, 1995 was $.7641 and $1.8605, respectively, compared to $.5983 and $1.8182 during the quarter and nine months ended September 30, 1994.

NET INTEREST INCOME

Net interest income before the provision for loan losses for the quarter and nine months ended September 30, 1995, was approximately $14.5 million and $41.1 million, respectively, compared to $12.5 million and $38.9 million for the same periods in 1994. The net interest margin improved in the third quarter of 1995 as earnings on adjustable rate mortgage loans increased faster than the cost of funds.

Net interest income is the Partnership's principal income component and is determined by the relative levels of, and interest rates paid on, interest earning assets and interest bearing liabilities. Average interest earning assets were approximately $2.3 billion for the quarter and nine months ended September 30, 1995, compared to approximately $2.2 billion for the quarter and nine months ended September 30, 1994. The net interest margin, the net yield on average assets, for the three months ended September 30, 1995 was 2.47% compared to 2.21% for the same period a year earlier. The net interest margin improved in the third quarter of 1995 as earnings on adjustable rate mortgage loans increased faster than the cost of funds. For the nine months ended September 30, 1995 and 1994, the net interest margin was 2.33% and 2.25%, respectively.

    America First Financial Fund 1987-A Limited Partnership and Subsidiary

PROVISION FOR LOAN LOSSES

The Partnership recorded loan loss provisions of approximately $235,000 and $587,000 for the quarter and nine months ended September 30, 1995, respectively. Loan loss provisions recorded during the quarter and nine months ended September 30, 1994 totaled $262,000 and $1.2 million, respectively. Net loan charge-offs were $432,000 and $1.2 million for the quarter and nine months ended September 30, 1995, respectively. Net loan charge-offs for the quarter and nine months ended September 30, 1994 approximated $349,000 and $1.4 million, respectively. Of the total net charge-offs recorded during the quarter and nine months ended September 30, 1995, $373,000 and $856,000, respectively, were for Eureka's consumer loan portfolio, as compared to $226,000 and $959,000, respectively, for the quarter and nine months ended September 30, 1994. As previously discussed, Eureka sold its credit card portfolio during the quarter ended September 30, 1995. Future provisions and charge-offs for the consumer loan portfolio are expected to decline due to the sale of the credit card portfolio. Mortgage loan charge-offs totaled $59,000 and $312,000 for the quarter and nine months ended September 30, 1995, compared to $124,000 and $454,000 for the same periods in 1994, respectively.

Management continually reviews the adequacy of loan loss reserves and believes that it has provided adequate loan loss reserves to cover potential losses.
This includes consideration of the low level of delinquencies and charge-offs experienced by Eureka over the past five years and continued adherence to strict credit quality control guidelines.

NON-INTEREST INCOME

The principal components of non-interest income are deposit and loan related fee income, gain on the disposition of loans and other income. Non-interest income totaled approximately $2.3 million and $7.2 million for the quarter and nine months ended September 30, 1995, respectively, compared to $3.0 million and $8.0 million for the same periods in 1994.

Deposit and loan related fees for the quarter and nine months ended September 30, 1995 were approximately $987,000 and $2.8 million, compared to $919,000 and $2.9 million for the same periods in 1994.

Fixed rate loans which meet the FHLMC lending requirements, "conforming loans," are originated by Eureka for sale in the secondary mortgage market. The net gain from Eureka's loan sale activities was approximately $16,000 and $60,000 for the quarter and nine months ended September 30, 1995, respectively, on sales of loans of approximately $1.2 million and $4.6 million, respectively. During comparable periods a year earlier, Eureka sold conforming loans with principal balances which totaled $1.8 million and $26.5 million at a net gain of approximately $13,000 and $121,000, respectively. The decline in loan sale transactions and related income was due, in part, to a shift in borrowers preferences in 1995 to adjustable mortgages in the first quarter and convertible mortgages in the second and third quarters, which are generally not sold in the secondary market.

Other non-interest income for the quarter and nine months ended September 30, 1995 was approximately $1.3 million and $4.3 million, respectively, compared to $2.0 million and $5.0 million for comparable periods in 1994. Other income included rental income, fee income from Eureka Financial Services Inc., a Eureka subsidiary licensed to sell mutual funds and insurance annuities, income from real estate held for investment, gain on sale of real estate foreclosed, and other non-operating income items. Net gains on the sale of REO for the quarter and nine months ended September 30, 1995 were $362,000 and $600,000, respectively, compared to $209,000 and $1.3 million for the same periods in 1994, respectively. Other income includes adjustments of $1.1 million for the nine months ended September 30, 1995 for the reduction of previously established reserves no longer deemed necessary. No similar adjustments were recorded for the quarter ended September 30, 1995. Similar reserve reductions of $978,000 and $1.2 million were recorded for the quarter and nine months ended September 30, 1994.

    America First Financial Fund 1987-A Limited Partnership and Subsidiary

NON-INTEREST EXPENSE

The principal components of non-interest expense are compensation and benefits expenses, occupancy and equipment expenses, FDIC insurance premiums, professional and advertising expenses, provision for loss(recovery) on interest rate exchange agreements and other administrative expenses. Non-interest expense for the quarter and nine months ended September 30, 1995 was approximately $11.4 million and $35.7 million, respectively, compared to $11.4 million and $34.0 million for the same periods in 1994.

Compensation and benefits expenses were approximately $5.1 million and $15.1 million for the quarter and nine months ended September 30, 1995, respectively, compared to approximately $5.1 million and $16.1 million for the quarter and nine months ended September 30, 1994. In addition to management's general effort to reduce controllable costs, the decline in retail loan funding volume in 1995 reduced loan agent commissions for the quarter and nine months ended September 30, 1995, as compared to the same periods in 1994.

Non-interest expense for the quarter and nine months ended September 30, 1995 included adjustments to the interest rate exchange agreements liability established in 1993. During the quarter and nine months ended September 30, 1995, provisions of approximately $68,000 and $1.1 million, respectively, were recorded to increase the interest rate exchange agreements liability to reflect the effect of interest rate decreases on the market value of Eureka's obligations under the interest rate exchange agreements deemed ineffective as hedges. The recorded exchange agreements liability was reduced by $303,000 and $2.8 million for the quarter and nine months ended September 30, 1994, respectively, to reflect the effect of interest rate increases on the market value of Eureka's obligations under the interest rate exchange agreements. The change in the exchange agreements liability during the quarter and nine months ended September 30, 1995 included scheduled accretion of $735,000 and $2.6 million, as compared to $2.3 million and $9.8 million for the same periods in 1994. Such accretion was an adjustment to the yield on mortgage loans.

Occupancy and equipment expenses totaled $2.2 million and $6.7 million for the quarter and nine months ended September 30, 1995, respectively, compared to $2.5 million and $7.7 million for the same periods a year earlier. FDIC insurance premiums, professional and advertising expenses, and other expenses were approximately $4.0 million and $12.8 million for the quarter and nine months ended September 30, 1995, respectively, and $4.0 million and $13.1 million for comparable periods a year earlier. Decreases in professional services and advertising in 1995 were primarily attributable to the general effort to manage these controllable costs.

PROVISION FOR INCOME TAXES

Due to the net operating loss carryforwards available to AFEH arising from the acquisition of Eureka, AFEH does not expect to pay any regular income taxes in 1995. AFEH's alternative minimum taxes totaled $215,000 and $400,000 for the quarter and nine months ended September 30, 1995. Alternative minimum taxes paid by AFEH are recorded as prepaid expenses in other assets as they result in tax credits with an indefinite life and will be used to offset future tax liabilities.

INTEREST RATE RISK

At September 30, 1995, Eureka had a positive one-year interest rate repricing gap of approximately three percent and a negative three-year interest rate repricing gap of approximately one percent. At September 30, 1994, Eureka had a negative one-year interest rate repricing gap of approximately four percent and a negative three-year interest rate repricing gap of approximately five percent. The interest rate repricing gap reported at September 30, 1995 assumes higher prepayment levels on mortgage loans as compared to the interest rate repricing gap reported at September 30, 1994. Additionally, the interest rate repricing gap reported at September 30, 1995 has been impacted by maturing fixed rate loans and a larger percentage of adjustable rate loans repricing under one year, compared to the interest rate repricing gap reported at September 30, 1994.

    America First Financial Fund 1987-A Limited Partnership and Subsidiary


LIQUIDITY

Regulations require a savings institution to maintain a liquidity ratio of at least five percent of cash and specified securities to net withdrawable accounts and borrowings due in one year. For the month of September 1995, Eureka's liquidity ratio was 5.41% compared to 5.03% for the month of December 1994. Resources committed at September 30, 1995 consisted of approximately $24.0 million in loan and MBS funding commitments. Management believes that existing liquidity and other capital resources are adequate to fund existing and anticipated commitments existing at September 30, 1995.

CAPITAL REQUIREMENTS

Regulations require that savings institutions meet three separate capital tests: a risk-based capital standard, a core capital standard and a tangible capital standard. At September 30, 1995, Eureka maintained regulatory capital as follows:

                                                                            (000's)
                                       ---------------------------------------------------------------------------
                                               Tangible                   Core                 Risk-Based
                                                Capital                 Capital                  Capital
                                       ----------------------   ------------------------   -----------------------
                                                                                                          % of
                                                       %                          %                    Risk-Based
                                        Amount     of Assets      Amount      of Assets     Amount       Assets
                                       ---------   ----------   -----------   ----------   ---------   -----------

GAAP capital                           $146,814                   $146,814                 $146,814
Non-allowable assets:
 Intangible assets                       (4,681)                    (4,681)                  (4,681)
 Non-includable Subsidiaries             (2,802)                    (2,802)                  (2,802)
Net unrealized loss on securities
 available for sale                         397                        397                      397
Allowance for loan losses                     -                          -                    3,732
                                       --------                   --------                 --------
Computed regulatory capital             139,728         5.91%      139,728         5.91%    143,460         14.43%
Minimum capital requirement              35,458         1.50%       70,916         3.00%     79,544          8.00%
                                       --------         ----      --------         ----    --------         ----
Excess regulatory capital              $104,270         4.41%     $ 68,812         2.91%   $ 63,916          6.43%
                                       ========         ====      ========         ====    ========         =====

DEPOSIT INSURANCE AND OTHER MATTERS

Eureka's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount provided by law through the Savings Association Insurance Fund ("SAIF"). During the quarter and nine months ended September 30, 1995, Eureka paid deposit insurance premiums to the SAIF of $956,000 and $2.9 million, respectively, based on an annual assessment rate of
 .23% of covered deposits. Effective for the period beginning July 1, 1995, the FDIC has reduced the lowest annual assessment rate for Bank Insurance Fund ("BIF") insured institutions from .23% of covered deposits to .04% of covered deposits. This reduction could provide institutions whose deposits are exclusively or primarily BIF-insured (such as most commercial banks) competitive advantages over institutions with deposits that are primarily SAIF-insured (such as Eureka).

Legislation has been introduced in the Congress which would recapitalize the SAIF through a one-time special deposit assessment on SAIF-insured institutions, and impose an incremental deposit insurance charge on BIF-insured commercial banks which would be to pay the interest on Financing Corporation bonds issued as part of the 1989 savings association rescue package adopted under the Financial Institutions Reform, Recovery and Enforcement Act. Specifically, both the House of Representatives and the Senate have enacted provisions which would impose a one-time special deposit insurance assessment of approximately 85 basis points on SAIF-insured institutions, payable at the beginning of January
1996. Both versions of the legislation would provide for a merger of the BIF and SAIF funds by not sooner than January 1, 1998. The legislation currently is in House-Senate conference to reconcile outstanding differences between the House and Senate

    America First Financial Fund 1987-A Limited Partnership and Subsidiary

versions. If legislation of the sort described above is adopted, Eureka, as a SAIF-insured institution, would be subject to any special deposit insurance assessments levied on SAIF-insured institutions.

In addition, Congress currently is considering broader legislative measures which would effectively combine the federal thrift and national bank charters by eliminating the federal thrift charter, and abolishing the Office of Thrift Supervision as a separate regulatory agency by combining it with the Office of the Controller of the Currency. Such legislation broadly would require federally-chartered savings institutions to convert to national banks, or obtain state bank or thrift charters, and require thrift holding companies to convert to bank holding companies regulated by the Federal Reserve Board, all possibly by January 1, 1998. In addition, the legislation also would provide for the elimination of the special thrift bad debt reserve deduction under the Internal Revenue Code, although thrift institutions affected by this measure possibly would be given a statutory "fresh start" which would not require the recapture of all previous reserve deductions.

While Eureka cannot predict whether, when or in what form any such legislation will be enacted, Eureka, as a federally-chartered savings bank, would be required to give up its federal savings bank charter and convert to either a national bank or a state bank or savings association. Also, if this legislation is adopted, Eureka may be precluded or restricted from taking statutory bad debt reserve deductions under the Internal Revenue Code and/or subject to recapture of such deductions previously taken. Further, AFEH and the Partnership would be subject to regulation as bank holding companies under federal law, and subject to federal restrictions on nonbanking activities currently applicable to bank holding companies. The financial impact on Eureka, AFEH or the Partnership of such measures enacted cannot be determined at this time.

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

                            AMERICA FIRST FINANCIAL FUND
                            1987-A LIMITED PARTNERSHIP

                            By  America First Capital
                                Associates Limited
                                Partnership Five, General
                                Partner of the Registrant

                            By  AFCA-5 Management Corporation,
                                General Partner of America First
                                Capital Associates Limited Partnership Five



Date: November 8, 1995      By  /s/ George H. Krauss
                               -----------------------------------------------
                               George H. Krauss
                               Chairman of the Board of Directors
                                and Secretary (Principal Executive Officer)



Date: November 8, 1995      By  /s/ J. Paul Bagley
                               -----------------------------------------------
                               J. Paul Bagley
                               Director, President and Treasurer
                               (Principal Financial Officer)