Form 10-K
period 1995-12-31
AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP
filed 1996-03-27
CIK 818789

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

 X    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
---   Act of 1934

For the fiscal year ended December 31, 1995

                                      or

      Transition report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER:   0-16918

            AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

    Delaware                                             47-0713310
--------------------------------------------------------------------------------
  (State or other jurisdiction                              (IRS Employer
of incorporation or organization)                        Identification No.)

1004 Farnam Street, Omaha, Nebraska                               68102
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                (402) 444-1630
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                     None

Securities registered pursuant to Section 12(g) of the Act:

   Beneficial Unit Certificates ("BUC") representing assignments of limited partnership interests in America First Financial Fund 1987-A Limited Partnership

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X   No
                                    ---    ---

The aggregate market value of the BUCs on March 21, 1996, based upon the final sales price per BUC of $27 3/4 reported in The Wall Street Journal on March 22, 1996, was $166,793,845.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

            AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP



                               TABLE OF CONTENTS
                               -----------------

                                                                   Page
                                                                   ----
                                     PART I
                                     ------

    Item  1.    Business...........................................   1
    Item  2.    Properties.........................................  23
    Item  3.    Legal Proceedings..................................  26
    Item  4.    Submission of Matters to a Vote of Security Holders  26

                                    PART II
                                    -------

    Item  5.    Market for Registrant's Common Equity and Related
                  BUC Holders Matters..............................  26
    Item  6.    Selected Financial Data............................  27
    Item  7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations................  28
    Item  8.    Financial Statements and Supplementary Data........  36
    Item  9.    Changes In and Disagreements With Accountants
                on Accounting and Financial Disclosure.............  36

                                    PART III
                                    --------

    Item 10.    Directors and Executive Officers of the Registrant   37
    Item 11.    Executive Compensation.............................  41
    Item 12.    Security Ownership of Certain Beneficial Owners
                and Management.....................................  46
    Item 13.    Certain Relationships and Related Transactions.....  47

                                    PART IV
                                    -------

    Item 14.  Exhibits, Financial Statement Schedules and Reports
                on Form 8-K........................................  48

    SIGNATURES.....................................................  50

                                     PART I
ITEM 1.  BUSINESS.
         ---------

America First Financial Fund 1987-A Limited Partnership (the "Partnership") was formed on April 14, 1987, under the Delaware Revised Uniform Limited Partnership Act for purposes of acquiring one or more federally-insured financial institutions through supervisory-assisted acquisitions. The general partner of the Partnership is America First Capital Associates Limited Partnership Five ("AFCA-5"). The Partnership began operations with the first escrow closing on July 1, 1987. The Partnership will terminate on December 31, 2036, unless terminated earlier under provisions of the Partnership Agreement.

The Partnership sold a total of 6,010,589 Beneficial Unit Certificates ("BUCs") at $20 per BUC for a total net capital contribution of $107,950,178 after deducting sales commissions and organization and offering costs. BUCs represent assigned limited partnership interests in the Partnership.

The Partnership formed a subsidiary corporation, America First Eureka Holdings, Inc. ("AFEH"), formerly America First Holdings, for purposes of acquiring, owning and managing one or more financial institutions. On May 27, 1988, AFEH acquired EurekaBank ("Eureka" or the "Bank") under an Assistance Agreement with the Federal Savings and Loan Insurance Corporation ("FSLIC") (the "Acquisition"), whose obligations were assumed by the FSLIC Resolution Fund ("Resolution Fund") with the passage of the Financial Institutions Reform, Recovery, and Enforcement Act ("FIRREA") in August 1989 and subsequently passed to the Federal Deposit Insurance Corporation ("FDIC"). Prior to the Acquisition, Eureka was an insolvent mutual association which had been operated since 1985 by the Federal Home Loan Bank Board, the predecessor to the Office of Thrift Supervision ("OTS") under its management consignment program. As a result of the Acquisition, Eureka was recapitalized and received various types of assistance from the FSLIC. On June 24, 1988, Eureka acquired the assets and liabilities of Stanford Savings and Loan Association ("Stanford") from the FSLIC. The Partnership and AFEH are unitary savings and loan holding companies and are subject to regulation, examination, supervision and reporting requirements of the OTS. See, "Regulation" and "Assistance and Related Agreements."

Substantially all of the Partnership's business is conducted through Eureka, which has 36 branch offices located in the greater San Francisco Bay Area. At December 31, 1995, Eureka had total assets of approximately $2.4 billion and customer deposits of approximately $1.7 billion. Eureka's executive offices are located at 950 Tower Lane, Foster City, California 94404. The Partnership's offices are located at 1004 Farnam Street, Omaha, Nebraska 68102.

Eureka's business consists primarily of attracting retail savings deposits from the general public, and together with other borrowings, investing these funds in residential mortgage loans, mortgage-backed securities and investments.
Eureka's income is derived primarily from interest on residential mortgage loans, mortgage-backed securities and other real estate loans and, to a lesser extent, interest on investments and fees received in connection with loans, deposits and other services. Eureka's major expense is interest paid on deposits and other borrowings. Eureka's operations, like those of other savings institutions, are significantly influenced by national, regional and local economic conditions, the interest rate environment, the related monetary, fiscal and regulatory policies of the federal government, and the policies of regulatory authorities. Deposit flows and costs of funds are influenced by interest rates on competing investments, changes in the interest rate environment and general economic conditions. Lending activities are affected by the demand for residential mortgage financing and other types of financing, which are primarily affected by the interest rates at which such financing may be offered, and the availability of funds.

Eureka is a member of the Federal Home Loan Bank System and owns stock in the Federal Home Loan Bank (the "FHLB") of San Francisco. Eureka is also subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") with respect to cash reserves required to be maintained against deposits and certain other matters.

Eureka's deposits are insured by the FDIC up to the maximum amounts provided by law through the Savings Association Insurance Fund ("SAIF"). See, "Insurance of Deposits."

PORTFOLIO REPRICING AND RATE SENSITIVITY
----------------------------------------

The composition of Eureka's interest earning assets consists principally of mortgage loans, mortgage-backed securities and investments. These assets are funded principally by retail savings deposits and supplemented with other borrowings. Net interest income, the difference between the amounts earned on interest earning assets and amounts paid on interest bearing liabilities, is affected by the relative levels of interest earning assets and interest bearing liabilities and the difference between rates of interest earned on interest earning assets and rates paid on interest bearing liabilities. Eureka's net interest income can fluctuate as interest rates paid on retail deposits and other borrowings reprice at a more rapid rate than interest rates on adjustable rate mortgage loans and other investments. Eureka manages its interest rate risk by balancing the maturities and repricing characteristics of its assets, liabilities, and capital so that rapid and marked changes in interest rates would minimize the likelihood of capital being reduced below regulatory minimums.

The following table sets forth the projected repricing periods for the major interest earning asset categories (adjusted for estimates of prepayments) and interest bearing liability categories as of December 31, 1995 (before deductions for allowances for loan losses and discounts and premiums). The interest rate gap represents the excess or shortfall of interest-earning assets over interest-bearing liabilities repricing during future periods and is adjusted for hedging transactions.

                      AMERICA FIRST FINANCIAL FUND 1987-A
                          Portfolio Repricing Amounts
                                  ($ in 000's)

                                           WITHIN         1-3        3-5      5-10    OVER 10
                                           1 YEAR       YEARS      YEARS     YEARS      YEARS        TOTAL
                                       ----------   ---------   --------   -------   --------   ----------
Interest earning assets:
 Federal funds sold (1)                $   24,700   $       -   $      -   $     -   $      -   $   24,700
 Investments (1)                           60,500           -          -         -          -       60,500
 Loans receivable:(2)
   Adjustable rate mortgage (3)           894,258         480         72       134          -      894,944
   Convertible mortgage                   115,058     159,600     51,468    25,016          -      351,142
   Fixed rate mortgage                     45,190      57,800     28,204    27,824      8,796      167,814
   Second mortgage                         15,519       1,772        563       128          -       17,982
   Consumer                                 2,901       2,934         20         -          -        5,855
 Mortgage-backed
  securities (2) (3)                      664,175      81,276     35,067    20,395      5,730      806,643
 FHLB stock                                21,509           -          -         -          -       21,509
                                       ----------   ---------   --------   -------   --------   ----------
 Total                                 $1,843,810   $ 303,862   $115,394   $73,497   $ 14,526   $2,351,089
                                       ==========   =========   ========   =======   ========   ==========

Interest bearing liabilities:
 Deposits:
   Term certificates of deposit (1)    $  856,228   $ 335,080   $ 26,720   $ 1,344   $      -   $1,219,372
   Money market accounts                  321,159           -          -         -          -      321,159
   Checking accounts                       92,714           -          -    31,016          -      123,730
   Passbook accounts                       20,103           -          -    20,103          -       40,206
 Borrowings (1)                           484,562      26,681      4,375     1,325          -      516,943
 Redeemable preferred stock (1)                 -      15,542          -         -          -       15,542
                                       ----------   ---------   --------   -------   --------   ----------
 Total                                 $1,774,766   $ 377,303   $ 31,095   $53,788   $      -   $2,236,952
                                       ==========   =========   ========   =======   ========   ==========

Interest earning assets over
 (under) interest bearing
 liabilities (primary gap)             $   69,044   $ (73,441)  $ 84,299   $19,709   $ 14,526
Effect of hedging activities (4)           80,000     (50,000)   (30,000)        -          -
                                       ----------   ---------   --------   -------   --------
Hedged GAP                             $  149,044   $(123,441)  $ 54,299   $19,709   $ 14,526
                                       ==========   =========   ========   =======   ========

Cumulative hedged GAP                  $  149,044   $  25,603   $ 79,902   $99,611   $114,137
                                       ==========   =========   ========   =======   ========

As a percent of interest
 earning assets                              6.34%       1.09%      3.40%     4.24%      4.85%

As a percent of total assets                 6.17%       1.06%      3.31%     4.12%      4.72%

----------
(1)  Based upon contractual maturities of instruments.
(2) Maturity/repricing amount is based upon contract maturity taking into consideration projected repayments and prepayments of principal.
(3) The interest rate on adjustable rate loans and mortgage-backed securities generally adjusts every six to twelve month period depending on contract terms.
(4)  Hedging activities consist of interest rate exchange agreements.

At December 31, 1995, approximately 78% of Eureka's interest earning assets were rate sensitive (i.e., reprice within one year). In evaluating its exposure to interest rate risk, Eureka takes into account certain limitations to the gap measure. For example, certain assets and liabilities may have similar maturities or repricing periods, but react in differing degrees to changes in market interest rates. In addition, some assets such as adjustable rate and convertible mortgages have product features which limit changes in interest rates on a short-term basis and over the life of the asset. Further, the gap measure includes assumptions about mortgage prepayments. Major shifts in interest rates can cause assumptions regarding anticipated mortgage prepayment levels to vary significantly from actual results. Eureka considers the anticipated effects of these factors in managing its interest rate risk position.

The table below sets forth certain information regarding changes in interest income and interest expense of the Partnership for the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to (1) changes in volume (changes in average balances multiplied by the old rate) and (2) changes in rates (changes in rate multiplied by current year average balances).

                      AMERICA FIRST FINANCIAL FUND 1987-A
                              Rate Volume Analysis
                                  ($ in 000's)

                                Year Ended December 31,             Year Ended December 31,
                                -----------------------            -------------------------
                                   1995 versus 1994                    1994 versus 1993
                                    changes due to                      changes due to
                                -----------------------            -------------------------
                       Volume      Rate        Total      Volume       Rate         Total
                       -------  -----------  ----------  --------  ------------  -----------
Interest income:
  Loans and MBS (1)    $3,166       $23,641     $26,807  $(4,304)      $(1,805)     $(6,109)
  Investments             (30)          794         764     (355)         (323)        (678)
  FDIC Receivable           -             -           -      268             -          268
                       ------       -------     -------  -------       -------      -------

   Total interest
    income              3,136        24,435      27,571   (4,391)       (2,128)      (6,519)
                       ------       -------     -------  -------       -------      -------

Interest expense:
  Deposits               (480)       12,452      11,972   (2,353)       (4,826)      (7,179)
  Borrowings            3,196         8,241      11,437      758         4,444        5,202
                       ------       -------     -------  -------       -------      -------

   Total interest
    expense             2,716        20,693      23,409   (1,595)         (382)      (1,977)
                       ------       -------     -------  -------       -------      -------

Net interest
 income                $  420       $ 3,742     $ 4,162  $(2,796)      $(1,746)     $(4,542)
                       ======       =======     =======  =======       =======      =======

----------
Notes:
(1) Loan origination fee (expense) amortization of ($239,000), $11,000 and $416,000 is included in interest income for 1995, 1994 and 1993, respectively.

The following table sets forth at December 31, 1995 the total of all loans with stated maturity dates after December 31, 1996 (before deductions for allowances for loan losses, unearned loan fees, unearned income, discounts and premiums and certain purchase accounting adjustments) which have fixed, convertible and adjustable interest rates. Mortgage-backed securities and loans held for sale are not included.

                      AMERICA FIRST FINANCIAL FUND 1987-A
                       Loans with a Stated Maturity After
                               December 31, 1996
                                  ($ in 000's)


                                          Fixed Rate  Convertible  Adjustable Rate    Total
                                            Loans        Loans          Loans         Loans
                                          ----------  -----------  ---------------  ----------
Real estate loans
  Residential 1 - 4 family                  $125,645     $331,767     $826,417      $1,283,829
  Multi-family residential loans              19,833        6,956       27,489          54,278
  Commercial property and land loans          14,495        6,475       49,876          70,846
  Second mortgage                              4,195            -       13,779          17,974
                                            --------     --------     --------      ----------
  Total real estate loans                    164,168      345,198      917,561       1,426,927
                                            --------     --------     --------      ----------
  Revolving credit                               511            -           10             521
  Other installment loans                      2,418            -          486           2,904
  Other consumer                               1,218            -            -           1,218
                                            --------     --------     --------      ----------
  Total consumer loans                         4,147            -          496           4,643
                                            --------     --------     --------      ----------
Total loans due after December 31, 1996     $168,315     $345,198     $918,057      $1,431,570
                                            ========     ========     ========      ==========

YIELDS EARNED AND RATES PAID
----------------------------

Yield/Interest on Earning Assets/Cost of Funds
----------------------------------------------

The following tables set forth, including the effects of discounts or premiums, the average interest earning assets and interest bearing liabilities, interest income and expense and the resultant average interest rate during the years ended December 31, 1995, 1994 and 1993:

                      AMERICA FIRST FINANCIAL FUND 1987-A
                  Average Monthly Balances, Rates, and Yields
                                  ($ in 000's)

                                                                         For Years Ended
                            --------------------------------------------------------------------------------------------------------
                                            1995                              1994                                1993
                            --------------------------------  ---------------------------------  -----------------------------------
                               AVERAGE      YIELD/               AVERAGE       YIELD/               AVERAGE       YIELD/
                               BALANCE     INTEREST    RATE      BALANCE      INTEREST    RATE      BALANCE      INTEREST     RATE
                            ------------  ----------  ------  -------------  ----------  ------  --------------  ---------  --------
Interest earning assets:
  Loans:
     Real estate              $1,404,604    $102,897   7.33%     $1,446,206    $ 89,855   6.21%     $1,563,385   $ 98,961     6.33%
     Consumer                     15,960       2,303  14.43%         24,946       3,534  14.17%         31,126      4,426    14.22%
  FDIC receivable:
     Covered Assets                    -           -      -               -           -      -           7,709        297     3.85%
     Preferred stock                   -           -      -               -           -      -          (4,665)      (565)  (12.11%)

  Mortgage-backed
   securities                    776,008      53,818   6.94%        654,512      38,820   5.93%        569,309     34,932     6.14%
  Investments:
     Federal funds sold
      and securities
      purchased under
       agreements to resell       68,937       3,419   4.96%         63,987       2,747   4.29%         69,716      3,621     5.19%
     Investment in FHLB
      stock                       21,038       1,105   5.25%         20,263         983   4.85%         20,349        754     3.71%
     Other taxable
      short-term
      investments                  2,053          98   4.78%          4,399         130   2.96%          6,631        162     2.44%
                              ----------    --------  -----      ----------    --------  -----      ----------   --------   ------
Total interest earning
 assets                        2,288,600     163,640   7.15%      2,214,313     136,069   6.14%      2,263,560    142,588     6.30%
  Non-earning assets              74,616                             90,695                            100,747
                              ----------                         ----------                         ----------
     Total average assets     $2,363,216                         $2,305,008                         $2,364,307
                              ==========                         ==========                         ==========
Interest bearing
 liabilities:
  Deposits:
     Checking                 $  124,096    $  1,302   1.05%     $  136,713    $  1,435   1.05%     $  139,542   $  1,888     1.35%
     Money market/passbook       342,749      10,131   2.96%        390,054       9,228   2.37%        403,998     10,042     2.49%
     Time certificates         1,217,707      64,339   5.28%      1,172,552      53,136   4.53%      1,214,037     59,048     4.86%
  Short-term borrowings          489,401      29,898   6.11%        422,522      18,804   4.45%        422,516     14,401     3.41%
  FDIC preferred stock            14,561       1,932  13.27%         12,792       1,590  12.43%          6,533        791    12.11%
                              ----------    --------  -----      ----------    --------  -----      ----------   --------   ------
Total interest bearing
 liabilities                   2,188,514     107,602   4.92%      2,134,633      84,193   3.94%      2,186,626     86,170     3.94%
                              ----------    --------  -----      ----------    --------  -----      ----------   --------   ------
  Non-interest bearing
   liabilities and
     Partnership equity          174,702                            170,375                            177,681
                              ----------                         ----------                         ----------
Total average liabilities
 and Partnership equity       $2,363,216                         $2,305,008                         $2,364,307
                              ==========                         ==========                         ==========
Excess interest-earnings
 assets/
  Interest rate spread        $  100,086               2.23%     $   79,680               2.20%     $   76,934                2.36%
                              ==========              =====      ==========              =====      ==========              ======
Net interest income/
  Net interest margin                       $ 56,038   2.45%                   $ 51,876   2.34%                  $ 56,418     2.49%
                                            ========  =====                    ========  =====                   ========   ======

----------
Notes:
* Non-accrual loans are included with non-earning assets in 1995, 1994 and 1993. The principal balances of such loans at December 31, 1995, 1994 and 1993 totaled approximately $6.4 million, $8.3 million and $13.3 million, respectively.
* Net loan origination fee (expense) amortization of ($239,000), $11,000 and $416,000 is included in interest income for 1995, 1994 and 1993, respectively.
* Average balances are net of purchase accounting adjustments. Interest income reflects the effect of discount accretion and premium amortization.
* Net interest expense on interest rate exchange agreements is included as an adjustment to interest income on real estate loans.

ASSISTANCE AND RELATED AGREEMENTS
---------------------------------

In connection with the Acquisition, AFEH entered into an Assistance Agreement with the FSLIC, whose obligations were assumed by the FSLIC Resolution Fund with the passage of FIRREA, and subsequently passed to the FDIC. Under the terms of the Assistance Agreement, Eureka issued 200,000 shares of preferred stock to the FDIC under certain conditions. The non-voting Series A Preferred Stock is mandatorily redeemable in 1997 and 1998 in the amount of $10 million each year and has a liquidation value of $100 per share and is deemed to have been issued to the FDIC effective with, and as a result of, the Partnership's Acquisition of Eureka. Holders of this preferred stock are not entitled to dividends. Generally accepted accounting principles ("GAAP") required recognition of the probable future issuance of Series A Preferred Stock as of the Acquisition date at the fair value of the obligation and subsequent periodic accretion to the liquidation value. The preferred stock accretion was $1,932,000, $1,590,000 and $1,356,000 for the years ended December 31, 1995, 1994 and 1993, respectively. In 1995 and 1994, the preferred stock accretion was recorded as interest expense on other borrowings. In 1993, $565,000 of accretion expense was recorded as a reduction of FDIC assistance and $791,000 was recorded as interest expense on other borrowings.

The Assistance Agreement between Eureka and the FDIC entered into in 1988 expired on May 27, 1993. The prior Covered Asset portfolio consisted of real estate loans, commercial loans, judgements, real estate acquired through foreclosure and investment in subsidiary. The FDIC was responsible for losses from operations or losses from disposition of these assets and received income
from the operations or gains from the disposition of these assets.   The FDIC
was also obligated to pay a guaranteed yield to Eureka on the Covered Assets. Prior to termination of the Assistance Agreement, the Covered Asset balance of $18.9 million was written down to a fair value of $6.7 million, and Eureka was reimbursed for the difference by the FDIC. In addition, the capital and operating loss coverages and yield maintenance were discontinued as of May 27, 1993. At May 27, 1993, the preferred stock liability previously included as an offset to Covered Assets was reclassified to liabilities. The former Covered Assets of $6.7 million were transferred as follows: real estate loans ($5.0 million), real estate owned ($1.4 million), investment in subsidiary ($169,000) and consumer loans ($139,000). See Note 3 to Notes to Consolidated Financial Statements.

Under the Assistance Agreement, the FDIC is entitled to share in income of the Partnership and certain tax benefits realized from the disposition of Covered Assets and from the utilization of pre-acquisition net operating loss and tax credit carryforwards and may share on a limited basis in increases in the fair market value of Eureka. Such sharing is limited to cash distributions to or increases in values allocable to AFCA-5. The FDIC's share of income and realized tax benefits will first be applied to reduce Eureka's remaining preferred stock obligations to the FDIC.

Under the Capital Maintenance Agreement, dated May 27, 1988, the FDIC may take control of Eureka in the event there is a breach of this agreement, including the failure to maintain minimum capital. The Partnership is not aware of any other arrangement which may, at any subsequent date, result in a change in control of the Partnership, AFEH or Eureka.

LENDING ACTIVITIES
------------------

GENERAL. The primary source of revenue to the Partnership is interest and fee income from the lending activities of Eureka. Eureka's lending activities have been focused principally on loans secured by first liens on 1-4 unit residential properties located primarily in Northern California. Eureka purchases fixed, convertible and adjustable rate residential mortgage loans which meet Eureka's credit and underwriting standards from third parties. These purchases supplement Eureka's internal loan production and provide Eureka with more attractive long-term yields than is available from alternative sources. Wholesale loans originations were implemented during 1995, and management believes that wholesale loan originations will increase as a percentage of total loan originations through 1996. Wholesale loan originations enable Eureka to add assets that meet its credit and underwriting standards within its market.

In addition to interest earned on loans, Eureka receives fees related to loan originations, loan prepayments, loan modifications, late payments, transfers of loans due to changes in property ownership, loans serviced for others and other miscellaneous services. All non-refundable loan origination fees, net of certain direct loan origination costs, are deferred and accreted or amortized, using the effective interest method over the term of the loan. Interest is not accrued on loans which are 90 days or more delinquent.

Eureka originates retail loans primarily in the San Francisco Bay area through its 36 branches. All loan applications are forwarded to Eureka's central processing offices in Foster City. Eureka's loan approval process is intended to assess both the borrower's ability to repay the loan and the adequacy of the proposed collateral. As part of the lending process, qualified staff appraisers or outside independent appraisers inspect and appraise the real estate property. When an appraisal is performed by an outside independent appraiser, it is subsequently reviewed by a staff appraiser. In addition, information is obtained concerning the financial condition, income, employment and credit history of the borrower. Loans are approved at various levels of authority depending on the amount of the loan.

Wholesale loans are originated through a number of approved mortgage brokers located primarily in the San Francisco Bay Area. Loan application information is submitted by the brokers to Eureka for reverification of certain data, depending on the loan application credit risk, including customer income and credit history, as well as independent appraisals of the properties. The appraisal and funding policies and procedures for wholesale loans are the same as the policies and procedures for retail loans.

ONE-TO-FOUR FAMILY RESIDENTIAL LENDING. Eureka currently offers several 1-4 family residential loan products with various fees, interest rates, maximum dollar amounts and loan terms. Eureka offers conventional fixed, convertible and adjustable rate loans secured by first deeds of trust.

Approximately 94% of the mortgage loans originated in 1995 were adjustable or convertible rate loans for Eureka's own portfolio. The adjustable rate mortgage loans currently offered are primarily indexed to the London Interbank Offered Rates ("LIBOR"), constant maturity treasury or FHLB Eleventh District cost of funds. The margin varies by type of loan, but is generally between 2.5% and 2.75% above the index. These adjustable rate mortgages are often made with "teaser rates" which are 1.0% to 2.75% below the fully adjusted rate during the initial "teaser period," and have penalties for prepayment. Most of these loans have a six-month adjustment period with periodic rate changes capped at 1% per adjustment and a maximum lifetime rate of 5.0% to 7.0% above the initial rate. The convertible rate mortgage loans currently offered have fixed rates for three to seven years, then change to adjustable rate loans which are indexed to Treasury rates. Fixed rate loans conforming to the Federal Home Loan Mortgage Corporation ("FHLMC") lending limits and underwriting standards are originated by Eureka and generally sold to investors, principally the FHLMC, shortly after they are funded as part of Eureka's overall asset/liability strategy to minimize its interest rate risk.

Loans secured by 1-4 family residential properties generally have a maximum loan to value ratio ("LTV") of 95%. Eureka requires private mortgage insurance for all loans with LTVs above 80%. In addition, title insurance is required on all mortgage loans. Fire and casualty insurance is required to be maintained on all improved properties which are security for Eureka's loans. The original contract loan payment period for residential loans is a maximum of 40 years.

MULTI-FAMILY RESIDENTIAL AND COMMERCIAL PROPERTY REAL ESTATE LENDING. The majority of the multi-family residential and commercial property loan portfolio was originated prior to the Acquisition. However, during 1995 and 1994, Eureka originated $4.6 million and $8.3 million in multi-family and commercial loans, respectively. In addition, during 1995 and 1994, Eureka purchased $2.2 million and $27.2 million in multi-family loans, respectively. These loans generally bear interest at a higher rate than loans on 1-4 family residential properties.

MORTGAGE-BACKED SECURITIES. Eureka maintains a portfolio of mortgage-backed securities in addition to its real estate loan portfolio. As of December 31, 1995, this portfolio (held to maturity and available for sale) totaled approximately $816 million. See Note 5 to Notes to Consolidated Financial Statements.

SALES, PURCHASES, SECURITIZATION AND SERVICING OF REAL ESTATE LOANS. It is generally management's intention to hold originated adjustable and convertible rate loans, purchased loans and mortgage-backed securities for investment. Eureka originates and sells fixed rate loans, the majority of which conform to FHLMC standards. Loans which have been classified as held for sale are recorded at the lower of amortized cost or market value. The principal balances of these loans approximated $403,000 at December 31, 1995. Generally, Eureka retains the responsibility for servicing the loans it sells and receives a fee for performing this service. At December 31, 1995, Eureka was servicing mortgage loans for others with outstanding principal balances totaling approximately $263 million. In addition, Eureka sold its BankCard receivables during 1995.

Beginning in 1990, Eureka purchased fixed, convertible and adjustable rate residential mortgage loans which met Eureka's credit and underwriting standards from third parties. These purchases supplemented Eureka's internal loan production and provided Eureka with more attractive long-term yields than were available from alternative sources. In addition, Eureka sold its BankCard receivables during 1995 which reduced loans receivable by $12.5 million.

Certain loans were sold with recourse by Eureka prior to Acquisition. The remaining principal balances of these loans, which are secured by 1-4 family residential mortgages totaled approximately $13.0 million at December 31, 1995. Repurchases of loans sold with recourse amounted to less than $25,000 for each of the years ended December 31, 1995, 1994 and 1993.

The following table summarizes loans receivable at December 31, 1995, 1994, 1993, 1992 and 1991 by type of collateral. These balances are before deductions for discounts and premiums, unearned loan fees, unearned income, and allowances for loan losses and certain purchase accounting adjustments. The classifications are net of participation interests sold and loans serviced for others. This table does not include mortgage-backed securities held at December 31, 1995, 1994, 1993, 1992 and 1991 of approximately $816 million, $791 million,
$630 million, $568 million and $288 million, respectively.

                      AMERICA FIRST FINANCIAL FUND 1987-A
                                Loan Composition
                                  ($ in 000's)

                                    1995                 1994                 1993                 1992                 1991
                             -------------------- -------------------- -------------------- -------------------- -------------------
                                       Percentage           Percentage           Percentage           Percentage         Percentage
                                           of                   of                   of                   of                 of
                               Amount     Total     Amount     Total     Amount     Total     Amount     Total     Amount   Total
                             ---------- --------- ---------- --------- ---------- --------- ---------- --------- --------- ---------
 Real estate loans:
   Residential 1-4 family    $1,284,282   89.33%  $1,269,970   87.93%  $1,401,897   89.76%  $1,413,363   87.55%  $1,250,258  82.98%

   Second mortgage               17,983    1.25%      14,825    1.03%      18,456    1.18%      40,052    2.48%      69,085   4.59%

   Multi-family
    residential loans            54,595    3.80%      57,786    4.00%      41,850    2.68%      53,839    3.34%      64,271   4.27%

   Commercial property and
      land loans                 75,022    5.22%      78,432    5.43%      71,207    4.56%      71,697    4.44%      75,817   5.03%
                             ----------  ------   ----------  ------   ----------  ------   ----------  ------   ---------- ------
Total real estate loans       1,431,882   99.60%   1,421,013   98.39%   1,533,410   98.18%   1,578,951   97.81%   1,459,431  96.87%


 Consumer loans:
   Revolving credit                 781     .05%      16,286    1.13%      18,558    1.19%      20,983    1.30%      23,576   1.56%

   Other installment loans        3,205     .22%       4,033     .28%       5,288     .34%       8,151     .51%      14,013    .93%

   Loans secured by savings
     accounts                       615     .04%         682     .05%         931     .06%       1,280     .08%       1,961    .13%

   Financing leases                   -       -            -       -            -       -            -       -        1,437    .10%

   Timeshare                      1,254     .09%       2,210     .15%       3,625     .23%       4,922     .30%       6,191    .41%
                             ----------  ------   ----------  ------   ----------  ------   ----------  ------   ---------- ------
Total consumer loans              5,855     .40%      23,211    1.61%      28,402    1.82%      35,336    2.19%      47,178   3.13%
                             ----------  ------   ----------  ------   ----------  ------   ----------  ------   ---------- ------
             Total loans      1,437,737  100.00%   1,444,224  100.00%   1,561,812  100.00%   1,614,287  100.00%   1,506,609 100.00%
                             ----------  ------   ----------  ------   ----------  ------   ----------  ------   ---------- ------
Less:
  Loans held for sale               403                  152                4,993                6,169                9,031
                             ----------           ----------           ----------           ----------           ----------
    Loans receivable         $1,437,334           $1,444,072           $1,556,819           $1,608,118           $1,497,578
                             ==========           ==========           ==========           ==========           ==========

The following table profiles net loan and mortgage-backed security origination, purchase and sale activity of Eureka during the years ended December 31, 1995, 1994 and 1993.


                      AMERICA FIRST FINANCIAL FUND 1987-A
                   Loan and Mortgage-Backed Security Activity
                                  ($ in 000's)


                                                     1995        1994        1993
                                                  ----------  ----------  ----------
Real estate and consumer loan activity:
 Real estate mortgage loans originated:
  Residential 1-4 family mortgage loans           $ 163,761   $ 202,684   $ 436,367
  Commercial mortgage and land loans                  4,034       5,592           -
  Multi-family mortgage loans                           610       2,695           -
  Second mortgage                                    10,149       2,453       1,684
 Consumer loans originated                            2,197       2,074       2,708
                                                  ---------   ---------   ---------
   Total real estate and consumer loans
    originated                                      180,751     215,498     440,759

Loans and participations purchased,
  including mortgage-backed securities              253,874     361,768     415,090

Loans and participations sold                        (6,596)    (26,637)   (117,082)

Loan and mortgage-backed security
  principal repayments, including
  prepayments                                      (389,808)   (494,012)   (731,810)

Transfer to foreclosed real estate                   (5,019)     (8,559)     (6,250)

Other increases (decreases)                          (9,867)       (706)     16,812
                                                  ---------   ---------   ---------

Net loan and mortgage-backed security activity    $  23,335   $  47,352   $  17,519
                                                  =========   =========   =========

The following table summarizes the contractual maturities of loans in Eureka's loan portfolio at December 31, 1995. This schedule does not reflect normal principal reductions or potential prepayments. Mortgage-backed securities of approximately $816 million and loans held for sale of approximately $403,000 are not included.

                      AMERICA FIRST FINANCIAL FUND 1987-A
                                Loan Maturities
                              at December 31, 1995
                                  ($ in 000's)

                                               Real  Estate  Mortgage  Loans
                                      --------------------------------------------------------
                                                     First Mortgage
                                      ---------------------------------------
                                                     Commercial
                                      1 - 4 family     mortgage  Multi-family           Second
                                          mortgage     and land      mortgage         mortgage  Consumer         Total
                                      ------------   ----------  ------------  ---------------  ---------   ----------
Periods during which loans mature:
Within 1 year                           $       51      $ 4,176       $   317          $     8     $1,212   $    5,764
After 1 through 2 years                        297          239           107               69        788        1,500
After 2 through 3 years                        115          129             7               81        733        1,065
After 3 through 5 years                      1,921          861            12              791      1,069        4,654
After 5 through 10 years                     6,895       12,024        20,464            4,039      1,326       44,748
After 10 through 15 years                   64,522        9,126        15,646              257        643       90,194
After 15 years                           1,210,079       48,467        18,042           12,737         84    1,289,409
                                        ----------      -------       -------          -------     ------   ----------
                                        $1,283,880      $75,022       $54,595          $17,982     $5,855   $1,437,334
                                        ==========      =======       =======          =======     ======   ==========
Less:
(Discounts) and premiums, net           $   (2,358)     $ 1,215       $ 1,233          $   418     $    -   $      508
Deferred loan fees (costs)                  (1,232)           -             -                -          -       (1,232)
Allowance for loan losses                    3,623        1,898           478              108        771        6,878
                                        ----------      -------       -------          -------     ------   ----------
  Total loans, net                      $1,283,847      $71,909       $52,884          $17,456     $5,084   $1,431,180
                                        ==========      =======       =======          =======     ======   ==========

The following table summarizes loan delinquencies at December 31:


LOAN TYPE                                                 1995
---------                         ----------------------------------------------------
                                  31-60 DAYS   61-90 DAYS     90+DAYS        TOTAL
                                  -----------  -----------  ------------  ------------
 Real estate:
  Residential 1-4 mortgage        $3,164,047   $2,024,260   $ 4,151,759   $ 9,340,066
  Multi-family mortgage                    -            -             -             -
  Commercial mortgage and land             -      440,641     2,225,469     2,666,110

 Consumer                             32,636       10,722        11,226        54,584
                                  ----------   ----------   -----------   -----------
   Total delinquencies            $3,196,683   $2,475,623   $ 6,388,454   $12,060,760
                                  ==========   ==========   ===========   ===========
 Percentage of loans                    0.22%        0.17%         0.45%         0.84%
                                  ==========   ==========   ===========   ===========

                                                        1994
                                  ----------------------------------------------------
                                  31-60 DAYS   61-90 DAYS       90+DAYS         TOTAL
                                  ----------   ----------   -----------   -----------
 Real estate:
  Residential 1-4 mortgage        $3,978,869   $3,763,421   $ 6,290,446   $14,032,736
  Multi-family mortgage                    -            -             -             -
  Commercial mortgage and land       487,376            -     1,791,888     2,279,264

 Consumer                            349,572      178,579       206,884       735,035
                                  ----------   ----------   -----------   -----------
   Total delinquencies            $4,815,817   $3,942,000   $ 8,289,218   $17,047,035
                                  ==========   ==========   ===========   ===========
 Percentage of loans                     .34%         .27%          .57%         1.18%
                                  ==========   ==========   ===========   ===========


                                                        1993
                                  ----------------------------------------------------
                                  31-60 DAYS   61-90 DAYS      90+ DAYS         TOTAL
                                  ----------   ----------   -----------   -----------
 Real estate:
  Residential 1-4 mortgage        $1,293,083   $1,147,337   $10,094,996   $12,535,416
  Multi-family mortgage                    -            -       400,000       400,000
  Commercial mortgage and land             -            -     2,526,995     2,526,995

 Consumer                            535,392      222,643       282,526     1,040,561
                                  ----------   ----------   -----------   -----------
   Total delinquencies            $1,828,475   $1,369,980   $13,304,517   $16,502,972
                                  ==========   ==========   ===========   ===========
 Percentage of loans                     .12%         .09%          .85%         1.06%
                                  ==========   ==========   ===========   ===========

                                                        1992
                                  ----------------------------------------------------
                                  31-60 DAYS   61-90 DAYS       90+DAYS         TOTAL
                                  ----------   ----------   -----------   -----------
 Real estate:
  Residential 1-4 mortgage        $1,298,068   $3,932,007   $ 6,421,269   $11,651,344
  Multi-family mortgage                    -            -             -             -
  Commercial mortgage and land       605,192            -     1,992,343     2,597,535

 Consumer                            686,556      248,759       221,176     1,156,491
                                  ----------   ----------   -----------   -----------
   Total delinquencies            $2,589,816   $4,180,766   $ 8,634,788   $15,405,370
                                  ==========   ==========   ===========   ===========
 Percentage of loans                     .16%         .26%          .53%          .95%
                                  ==========   ==========   ===========   ===========

                                                        1991
                                  ----------------------------------------------------
                                  31-60 DAYS   61-90 DAYS       90+DAYS         TOTAL
                                  ----------   ----------   -----------   -----------
 Real estate:
  Residential 1-4 mortgage        $2,940,203   $1,282,341   $ 3,159,112   $ 7,381,656
  Multi-family mortgage                    -            -             -             -
  Commercial mortgage and land     1,375,112            -       599,108     1,974,220

 Consumer                            936,220      423,392       278,228     1,637,840
                                  ----------   ----------   -----------   -----------
   Total delinquencies            $5,251,535   $1,705,733   $ 4,036,448   $10,993,716
                                  ==========   ==========   ===========   ===========
 Percentage of loans                     .35%         .11%          .27%          .73%
                                  ==========   ==========   ===========   ===========

Eureka made a provision for loan losses of approximately $792,000, $1.2 million, $2.5 million, $2.7 million and $3.1 million during 1995, 1994, 1993, 1992 and 1991, respectively. Specific loss provisions have been provided when appropriate. Eureka's loan loss reserves totaled $6.9 million at December 31, 1995. See Note 7 of Notes to Consolidated Financial Statements.

CLASSIFIED ASSETS
-----------------

Loans, real estate owned, investments, debt securities and other assets are criticized/classified as Special Mention, Substandard, Doubtful or Loss. Assets designated as Special Mention possess minor risks but do not justify a Substandard classification. The Special Mention category promotes, through self-classification, the identification and monitoring of those assets that have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the institution's position at some future date. Generally, assets classified as Substandard are those assets inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, and have a well-defined weakness or weaknesses. Assets classified as Doubtful have all of the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable. Assets classified as Loss are considered uncollectible and of such little value that their continuance as assets without establishment of a specific allowance for losses is not warranted. General and specific allowances for losses are established in accordance with GAAP. Assets are charged-off in the period when they are no longer deemed collectible.

Typically, loans have been classified because of the following reasons: (i) inadequate cash flow from underlying collateral property on commercial and multi-family real estate loans, (ii) non-current 1-4 family residential loans that are 90 days or more delinquent, and (iii) other loans for which the paying capacity of the borrower is in question due to either bankruptcy filings or recurring short-term delinquencies. These loans do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources.

The following table summarizes Eureka's special mention and classified assets before related allowances, in accordance with the reporting requirements of the OTS at December 31, 1995:


                                SPECIAL
                                MENTION    SUBSTANDARD  DOUBTFUL    LOSS       TOTAL
                               ----------  -----------  --------  --------  -----------

Real estate mortgage loans:
 1-4 family                    $1,548,862  $ 7,995,434    $    -  $ 45,127  $ 9,589,423
 Multi-family                     812,383            -         -         -      812,383
 Commercial                     4,746,669    3,726,056         -   136,887    8,609,612

Consumer loans                          -            -         -    11,226       11,226

Real estate owned                       -    2,741,381         -         -    2,741,381

Other                                   -        1,000     5,000    26,000       32,000
                               ----------  -----------  --------  --------  -----------

 Special Mention/
   Classified Assets           $7,107,914  $14,463,871    $5,000  $219,240  $21,796,025
                               ==========  ===========  ========  ========  ===========

CREDIT RISK AND LOAN CONCENTRATION
----------------------------------

Eureka strives to minimize its credit risk exposure by maintaining its loan portfolio principally with first mortgage loans secured by 1-4 family residential properties located primarily in the San Francisco Bay area. In addition, Eureka's internal loan review procedures allow management to assess the credit risks associated with potential loan portfolio additions. See, "Lending Activities" below, and Note 5 to Notes to Consolidated Financial Statements.

NON-ACCRUAL, PAST-DUE AND RESTRUCTURED LOANS: The following table shows Eureka's non-accrual, past-due and restructured loans as of December 31:

                            1995                   1994                   1993                   1992                   1991
                   ---------------------  ---------------------  ---------------------  ---------------------  --------------------
                    PRINCIPAL   FOREGONE   PRINCIPAL   FOREGONE   PRINCIPAL   FOREGONE   PRINCIPAL   FOREGONE  PRINCIPAL   FOREGONE
                     BALANCE    INTEREST    BALANCE    INTEREST    BALANCE    INTEREST    BALANCE    INTEREST   BALANCE    INTEREST
                   -----------  --------  -----------  --------  -----------  --------  -----------  --------  ----------  --------

Non-accrual        $ 6,388,454  $393,629  $ 8,289,218  $790,074  $13,304,518  $822,356  $ 2,395,301  $123,294  $1,189,419  $107,317
Accruing loans
  contractually
  past-due 90
  days or more               -         -            -         -            -         -    6,239,487         -   2,847,028         -

Restructured         5,040,138    70,221    6,055,020    95,490    6,200,064   115,863    5,357,029    58,855   1,119,668    23,327
                   -----------  --------  -----------  --------  -----------  --------  -----------  --------  ----------  --------
                   $11,428,592  $463,850  $14,344,238  $885,564  $19,504,582  $938,219  $13,991,817  $182,149  $5,156,115  $130,644
                   ===========  ========  ===========  ========  ===========  ========  ===========  ========  ==========  ========

Interest recognized on non-accrual loans was immaterial for all years reported in the above table. Interest income recognized on restructured loans was $423,000, $475,000 and $439,000 for the years ending December 31, 1995, 1994 and
1993, respectively.

INVESTMENT ACTIVITIES
---------------------

Income on investments is the Partnership's second most significant source of interest income after interest on loans and mortgage-backed securities. At December 31, 1995, funds were invested in federal funds sold, securities purchased under agreements to resell and U. S. Treasury Notes. See Note 4 to Notes to Consolidated Financial Statements for information on investments.

SOURCES OF FUNDS
----------------

GENERAL. Customer deposits are the principal source of Eureka's funds for use in lending and other purposes. In addition to deposits, Eureka derives funds from cash flows generated from operations, loan repayments and loan sales.
Funds are also available through various types of borrowings, including advances from the FHLB and securities sold under agreements to repurchase.

DEPOSITS. Eureka offers an assortment of accounts with varying interest rates and maturities including, passbook accounts, checking accounts, money market accounts, fixed rate certificates of deposit and individual retirement accounts. Deposit flows are affected by various factors, including competition among depository institutions, changes in the interest rate environment, general economic conditions and the yields on other investment opportunities. Eureka believes that its retail branch office network enables it to offer a high level of customer convenience and attract a relatively stable base of deposits.
Eureka does not actively solicit jumbo deposits or utilize brokerage firms to obtain such funds. At the end of 1995, Eureka had approximately $1.7 billion in deposits, comprising approximately 119,000 accounts.

The table below shows the maturity of deposits at December 31, 1995, by various interest rate ranges.

                      AMERICA FIRST FINANCIAL FUND 1987-A
                              Maturity of Deposits


                                                    Year in which deposits mature
                   -----------------------------------------------------------------------------------------------
                                                                                         2001 and
      Rate              1996           1997          1998         1999        2000      Thereafter      Total
-----------------  --------------  ------------  -----------  -----------  -----------  ----------  --------------
Less than 4.00%    $  616,512,084  $    605,910  $    64,494  $         -  $         -  $        -  $  617,182,488
 4.01% -  6.00%       569,101,440   193,747,878   40,021,700    7,834,267    2,875,256     862,580     814,443,121
 6.01% -  8.00%       151,670,745    83,040,398   15,879,738    2,071,464    3,892,318     498,942     257,053,605
 8.01% - 10.00%         1,368,641       739,580    3,625,475    6,019,945    3,684,240           -      15,437,881
10.01% - 12.00%                 -         6,747            -      140,864       39,496           -         187,107
12.01% - 14.00%                 -             -            -      162,321            -           -         162,321
                   --------------  ------------  -----------  -----------  -----------  ----------  --------------
                   $1,338,652,910  $278,140,513  $59,591,407  $16,228,861  $10,491,310  $1,361,522  $1,704,466,523
                   ==============  ============  ===========  ===========  ===========  ==========  ==============

BORROWINGS. At December 31, 1995 and 1994, Eureka had securities sold under agreements to repurchase identical securities of $206.9 million and $462.5 million, respectively. The weighted average maturity of these borrowings at December 31, 1995 and 1994 was 36 days and 57 days, respectively. The weighted average interest rate of these borrowings was 5.74% and 5.93% at December 31, 1995 and 1994, respectively.

At December 31, 1995 and 1994, short-term FHLB advances (maturing within one year) totaled $277.7 million and $ 50.3 million, respectively, and had a weighted average rate of 5.73% and 5.70%, respectively. At December 31, 1995, long-term FHLB advances (maturing through 2002) totaled $32.4 million and had a weighted average rate of 5.99%. There were no long-term FHLB advances at December 31, 1994. The shift in other borrowings from repurchase agreements to FHLB advances in 1995 was due to a FHLB program offered in the third quarter of 1995 that provided more effective leverage and attractive pricing than reverse repurchase agreements. The principal purpose of the borrowings was to provide additional liquidity.

COMPETITION
-----------

Eureka faces strong competition in both attracting savings accounts and originating real estate loans. The competition between commercial banks and thrift institutions has intensified in recent years due to federal regulations eliminating many of the distinctions between these two types of institutions. The most direct competition for deposits comes from other savings institutions, commercial banks, credit unions, corporate and government debt securities, and money market mutual funds. Low interest rates can result in competition for deposits from non-deposit investment products such as stocks and bonds, mutual funds and other investments. The primary basis of competition for funds is the rate of interest paid. Methods used by Eureka to attract deposits include advertising, having convenient branch office locations and quality customer service.

Competition for real estate loans comes principally from other savings institutions, commercial banks, and mortgage banking companies. Consumer loan competition is primarily from commercial banks, savings and loans, consumer finance companies, and credit unions. Eureka competes for loans principally through innovative products, pricing and quality services.

As a result of recent changes in federal law, including changes which will facilitate the ability of banking organizations to conduct interstate banking and branching operations, Eureka may face increased competition from other depository institutions in the future. See, "Insurance of Deposits."

EMPLOYEES
---------

At December 31, 1995, Eureka had 397 full-time-equivalent employees. The Partnership does not have any employees. Eureka provides its employees with a comprehensive benefit program including basic and major medical coverage, dental plan, life insurance, accident insurance, long-term disability coverage, retirement benefits and a 401(k) plan. Eureka also offers loans with reduced origination fees to its employees who qualify. None of Eureka's employees are represented by a collective bargaining group. Management considers its relations with its employees to be satisfactory.

REGULATION
----------

GENERAL. Eureka is a federally-chartered savings bank, and, as such, is subject to broad federal regulation and oversight extending to all of its operations.
As savings and loan holding companies, the Partnership and AFEH also are subject to federal and state regulation and oversight.

The OTS has primary regulatory authority over Eureka and its holding company. In addition, Eureka is a member of SAIF through which customers' deposits are insured up to maximum levels provided by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Eureka. See, "Insurance of Deposits."

The OTS has primary enforcement responsibility over savings associations, and has broad enforcement powers allowing the OTS to take various types of regulatory actions against savings institutions and their affiliated persons for unsafe and unsound banking practices, or violations of laws, regulations, written supervisory agreements or directives, or commitments given in writing by the association. Such actions can include the imposition of cease-and-desist orders which may require affirmative corrective actions (such as restitution or other significant remedial acts), removing or suspending officers and directors of the association, or imposing civil money penalties. Civil penalties cover a wide range of violations and actions and range from $5,000 to $1 million a day. In cases where the OTS determines not to take regulatory action against a savings association, the FDIC has authority to recommend and, in some circumstances, to compel enforcement action by the OTS. In addition, regulators have broad discretion to take enforcement action against an institution that fails to comply with regulatory requirements, including but not limited to regulatory capital requirements. Possible enforcement action ranges from the imposition of a capital plan to the termination of deposit insurance.

FEDERAL HOME LOAN BANK SYSTEM. The FHLB System is the central credit facility for savings institutions. As a federally chartered association, Eureka is required by law to be a member of the FHLB System and to purchase and hold stock in the FHLB of San Francisco in an amount equal to the greater of (i) 1% of its aggregate unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 5% of its FHLB advances outstanding. Eureka was in compliance with this requirement at December 31, 1995.

The FHLB of San Francisco serves as a reserve or central bank for member institutions within its assigned region. Advances from the FHLB of San Francisco are secured by a member's shares of stock in the FHLB of San Francisco, certain types of mortgages and other assets. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of San Francisco and the purpose of the borrowing. At December 31, 1995, Eureka had advances totaling approximately $310 million from the FHLB of San Francisco. All long-term advances must be used by Eureka to provide funds for residential mortgage loans. In addition, the FHLB has issued regulations that establish community service or investment standards (including complying with the Community Reinvestment Act and lending to first-time home buyers) for FHLB members to follow as a condition to continued access to long-term advances.

LIQUIDITY REQUIREMENTS. Eureka is currently required to maintain an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. Eureka is also required to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of six months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet liquidity ratio requirements. The liquidity ratio of Eureka at December 31, 1995 was 5.38%, exceeding the applicable requirements.

INSURANCE OF DEPOSITS. Eureka's deposits are insured up to $100,000 per insured deposit account (as defined by law and regulation) by SAIF. This insurance is backed by the full faith and credit of the United States Government. SAIF is administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF-insured institutions. It also may prohibit any SAIF-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to SAIF. SAIF members are required to pay an annual premium for deposit insurance in an amount related to each institution's perceived risk to the deposit insurance fund, based on the types and concentrations of its assets and liabilities and other factors deemed relevant by the FDIC. Institutions are placed in one of three capital groups, then further categorized into one of three supervisory subgroups within the assigned capital group. In turn, an institution's "risk-based" deposit insurance assessment is based upon the institution's capital group and supervisory subgroup classifications. In 1995, the FDIC's deposit insurance assessments for SAIF-insured institutions ranged from .23% to .31%; Eureka's assessment rate for 1995 was .23%. Current law provides no statutory cap on SAIF premium rates.

In contrast, the FDIC has lowered the deposit assessment rate for well capitalized Bank Insurance Fund ("BIF")-insured institutions to 0% of covered deposits, effective January 1, 1996. These reductions could provide most commercial banks competitive advantages over institutions with deposits that are primarily SAIF-insured (such as Eureka).

The FDIC may terminate the deposit insurance of any insured depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by or an agreement with the FDIC. Management does not know of any current practice, condition or violation that might lead to termination of Eureka's FDIC insurance.

Omnibus budget legislation has been passed by both Houses of Congress, but vetoed by the President, which includes a provision that would recapitalize the SAIF through a combined approach of imposing a one-time special assessment on SAIF-insured institutions, and an incremental pro-rata charge on SAIF-insured institutions and commercial banks insured under the BIF, which would be used to pay the interest on Financing Corporation ("FICO") bonds issued as part of the 1989 savings association rescue package adopted under FIRREA. The SAIF recapitalization provisions would impose a one-time special assessment of approximately 80 basis points on deposits held by SAIF-insured institutions as of March 31, 1995, payable not later than 60 days after the enactment of the legislation. The bill also would provide for a merger of BIF and SAIF by no later than January 1, 1998, provided that no insured savings associations are in existence on that date. The legislation also would repeal the thrift bad debt reserve method of calculation under the Internal Revenue Code, effective for tax years beginning after December 31, 1995. Hence, most large SAIF-insured institutions (including Eureka) would be required to change to the specific charge-off method of accounting for bad debts and would be required to recapture statutory "excess reserves" as provided in the bill. At the present time, the House and Senate are discussing means to resolve outstanding differences over the broader budget bill and obtain Presidential approval of the revised legislation.

Eureka cannot predict whether, when or in what form any such legislation will ultimately be enacted, or what the effective date of any legislation will be. If SAIF legislation as described above is adopted, Eureka would be subject to the special assessments levied on SAIF-insured institutions and would be required to pay approximately $13.4 million which would be a charge to income. The impact on Eureka of the change in the accounting and tax treatment of statutory bad debts under the new legislation would be negligible.

In addition, Congress is considering broader legislative measures which would effectively combine the federal thrift and national bank charters by eliminating the federal thrift charter, and abolishing the OTS. While Eureka again cannot predict whether, when or in what form any such legislation will be enacted, Eureka would be required to give up its federal savings bank charter and convert either to a national bank, or a state bank or savings association, if this legislation is adopted. Further, AFEH and the Partnership would be subject to regulation as bank holding companies under federal law. The financial impact on Eureka, AFEH or the Partnership of any such measures enacted cannot be determined at this time, although such impact could be material.

REGULATORY CAPITAL REQUIREMENTS. Savings institutions must satisfy three separate tests of capital adequacy: A leverage standard, a tangible capital standard and a risk-based capital standard.

The OTS leverage limit requires savings associations to maintain "core capital" in an amount equal to at least 3% of adjusted total assets. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries and qualifying supervisory goodwill (until January 1, 1995), less intangible assets, other than certain purchased mortgage servicing rights, purchased credit card relationships and qualifying identifiable intangible assets.

The tangible capital requirement adopted by the OTS requires a savings institution to maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), other than purchased mortgage servicing rights valued at the lower of the maximum percentage established by the FDIC or the amount includable in core capital.

Under the OTS risk-based capital requirement, a savings association must maintain risk-based capital equal to at least 8% of risk-weighted assets. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors, which range from 0% for cash and securities issued by the U.S. Government or its agencies to 100% for commercial loans and real estate owned. Total capital is defined as core capital (as defined above) plus supplementary capital, which may include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock and a certain portion of the allowance for loan losses. Supplementary capital may not exceed 100% of core capital.

In meeting the leverage limit, tangible capital and risk-based capital standards, a savings institution must deduct from capital, subject to certain limited exceptions, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank. Eureka has one such subsidiary whose primary purpose is to hold real estate acquired by Eureka during the acquisition of Stanford from the FSLIC in 1988.

On August 31, 1993, the OTS issued final rules to add an interest rate risk ("IRR") component to risk-based capital standards. Under these rules, a savings association with a greater than normal level of interest rate risk exposure will be subject to a deduction from total capital for purposes of calculating its risk-based capital. The IRR deduction will equal one-half the difference between an institution's "measured interest rate risk" and a "normal" level of interest rate exposure. The measured interest rate risk is calculated by determining the decline that would occur in the thrift's net portfolio value due to a 200 basis point increase or decrease in market interest rates (whichever would produce the lowest net portfolio value). When the 3-month Treasury bond equivalent yield falls below 4%, the hypothetical decline in rates will be one-half the Treasury rate (at year-end, 1.5%). Any decline in net portfolio value of up to 2% of an institution's assets will be considered a "normal" level. The IRR capital requirement, which was to go into effect as of June 30, 1995, has been waived. When a decision is reached by the OTS on the effective date of the IRR capital requirement, institutions will be appropriately notified.

Effective November 1994, the OTS no longer required savings institutions to include unrealized gains and losses on available-for-sale debt securities established under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in regulatory capital. Under the revised OTS policy, institutions must value available-for-sale debt securities at amortized cost for regulatory capital purposes. Adoption of this uniform interagency policy is responsive to the general goal of regulatory uniformity set forth in Section 303 of the Riegle Community Development and Regulatory Improvement Act of 1994.
This decision reverses the interim OTS policy issued in August 1993 under which institutions computed their regulatory capital in accordance with SFAS No. 115.

A savings institution which fails to maintain minimum levels of required capital may be required to take certain corrective actions specified in OTS regulations, including reducing the rate of interest that may be paid on savings accounts, limiting its receipt of deposits and issuance of new accounts and restricting its lending and investment activities. The OTS may also require the institution to reduce its operational expenditures and increase its regulatory capital or liquid assets to specified levels. If a savings association fails to comply with the capital standards, the Director of the OTS will restrict asset growth and either issue a capital directive or require the institution to submit a capital plan. At December 31, 1995, Eureka was in compliance with all regulatory capital requirements.

In addition to the corrective actions available under these OTS regulations, the FDIC Improvement Act of 1991 ("FDICIA") established a statutory framework for capital-based corrective action. The law sets out five categories for depository institutions and imposes increasingly strict regulatory restrictions and supervisory actions at each successive level. As implemented by OTS regulation, a well-capitalized institution under this framework must have a total risk-based capital ratio of at least 10%, a core capital ratio of at least 6%, a leverage ratio of at least 5% and not be subject to any agreement, order, capital directive, or prompt corrective action. At December 31, 1995, Eureka was classified as a "well-capitalized" institution; this classification, however, is a regulatory capital classification used for internal regulatory purposes and is not necessarily indicative of Eureka's condition and operations.

QUALIFIED THRIFT LENDER TEST. Eureka is required to meet a Qualified Thrift Lender (QTL) test for continued eligibility for FHLB advances and other purposes. To pass this test, an institution must have at least 65% of its portfolio assets invested in residential mortgage loans or other qualifying assets, and must maintain this level of qualifying investments as measured on a monthly average basis in 9 out of every 12 months. For purposes of the QTL test, portfolio assets are total assets less intangibles, properties used to conduct business and liquid assets (up to 20% of total assets).

The definition of qualified investments includes domestic residential housing or manufactured housing loans, home equity loans and mortgage-backed securities backed by residential housing or manufactured loans, shares of stock issued by any

FHLB, certain obligations of the FDIC and other related entities, and certain other assets. At December 31, 1995, Eureka's ratio of QTL qualifying assets to total assets was 97%.

If the holding company of a savings association is a unitary savings and loan holding company, as the Partnership and AFEH are, among other things, it becomes subject to the activity restrictions imposed on a multiple savings and loan holding company if its savings and loan subsidiary fails to pass the QTL test, and may be required to register and be regulated as a bank holding company if the subsidiary savings association fails to requalify under the QTL test within one year.

INVESTMENT PORTFOLIO POLICY AND ACCOUNTING. The Statement of Policy on Investment Portfolio Policy and Accounting Guidelines issued by the OTS requires that the board of directors of a savings institution adopt a written investment policy that addresses investment policies and strategies for each category of investments in the savings institution's portfolio and requires extensive documentation to justify such strategies. The Partnership's and Eureka's present investment policy, as adopted by the Partnership and Eureka Board of Directors, provides that assets be designated as available for sale or held to maturity at purchase date. Present investment policies prohibit the establishment of a trading portfolio.

CAPITAL DISTRIBUTIONS. The OTS regulations impose limitations upon all "capital distributions" by savings institutions, including cash dividends, payments by a savings institution to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulations establish a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized institutions ("Tier 1 Institution").

A Tier 1 Institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to 100% of its net income to date during the calendar year, plus the amount that would reduce its "surplus capital ratio" (the percentage by which the ratio of its capital to assets exceeds the ratio of its fully phased-in capital requirement to assets) to not less than one-half of its surplus capital ratio at the beginning of the calendar year. Any additional amount of capital distributions would require prior regulatory approval. Capital distributions are generally prohibited, if after the distribution, the institution would be undercapitalized. At December 31, 1995, Eureka was a Tier 1 Institution. Dividend payments by Eureka are subject to the limitations under the FDIC capital maintenance agreement, which are discussed in the Capital Resources section of Management's Discussion and Analysis.

Under OTS regulations, a Tier 1 institution, such as Eureka, can make capital distributions during a calendar year, without specific OTS approval, up to the higher of : 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year; or 75 percent of its net income over the most recent four-quarter period.

The OTS recently has proposed for comment changes to its capital distribution regulations to replace the current three-tier system with a requirement tied to the FDICIA framework for capital based corrective action, discussed above. Under this proposal, a savings association, other than one which is in a troubled condition, generally would be permitted to make capital distributions, provided that these capital distributions would not cause the association's capital to drop below the level required to remain adequately capitalized for OTS purposes.

TRANSACTIONS WITH AFFILIATES AND INSIDERS. Transactions between a savings institution and its affiliates are subject to Sections 23A and 23B of the Federal Reserve Act. Generally, these sections restrict certain types of transactions between affiliates to a percentage of a savings institution's capital and require all such transactions to be on terms at least as favorable to a savings institution as are available in transactions with non-affiliates. In addition, savings institutions are prohibited from lending to any affiliate engaged in activities not permissible for a bank holding company and from acquiring shares of most affiliates.

These provisions apply to transactions between Eureka and the Partnership or Eureka and the Partnership's non-savings association subsidiaries. Under OTS regulations, Eureka's subsidiaries are not deemed affiliates unless the OTS determines that the subsidiary poses a risk to Eureka's safety or soundness, or either the OTS or the Federal Reserve Board determines that it is an "affiliate" based on the nature of its relationship to Eureka. Any company that would be an affiliate under Sections 23A and 23B except for the fact that it is a subsidiary of a savings institution is deemed to be an affiliate unless the

OTS determines otherwise. Savings institutions are further prohibited from paying management fees to an affiliate if the institution would be undercapitalized after making the payment.

Savings institutions also are subject to Section 22(h) of the Federal Reserve Act, which restricts the aggregate loans by a savings institution to its executive officers, directors or principal shareholders or any related interest of such persons. In addition, savings institutions are subject to Section 22(g) of the Federal Reserve Act, which places additional restrictions on loans by a savings institution to an executive officer.

LENDING RESTRICTIONS. Savings institutions are required to follow the national bank loans-to-one borrower restrictions subject to certain exceptions. For loans not fully secured, the total loans and extensions of credit to any one borrower or group of borrowers outstanding at one time may not exceed 15% of the unimpaired capital and unimpaired surplus of the institution. In addition, a savings institution separately may have outstanding total loans and extensions of credit not to exceed 10% of the unimpaired capital and unimpaired surplus of the institution to any one borrower or group of borrowers which are fully secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of the funds outstanding.

FIRREA permits certain exceptions to these national bank requirements. A savings institution may make loans to one borrower of up to $500,000 for any purpose. A savings institution may make loans to one borrower of up to the lesser of $30 million or 30% of unimpaired capital and unimpaired surplus to develop domestic residential housing units provided the purchase price per single family unit is $500,000 or less, the Director of the OTS approves the making of the loans, the institution is and continues to be in compliance with its fully phased-in capital standards, the loans comply with applicable loan-to-value requirements, and loans to all borrowers made under this higher limit do not in the aggregate exceed 150% of the institution's unimpaired capital and unimpaired surplus.

Beginning March 19, 1993, savings associations were subject to OTS regulations regarding real estate lending standards. Under these regulations, Eureka adopted real estate lending policies addressing issues such as loan-to-value limits, loan administration procedures, portfolio diversification standards, and documentation, approval and reporting requirements. Eureka is currently subject to OTS regulations requiring independent appraisals in connection with certain real estate related transactions. In addition, a rule phased in between December 19, 1992 and June 19, 1995, placed restrictions on extensions of credit by Eureka to correspondent depository institutions.

FEDERAL RESERVE SYSTEM. Savings institutions are subject to Federal Reserve Board regulations requiring reserves to be maintained against transaction accounts (primarily NOW accounts) and non-personal time deposits. The regulations generally require that reserves of 3% must be maintained against transaction accounts of up to $54.0 million (subject to adjustment by the Federal Reserve Board) and that an additional reserve of 10% must be maintained against that portion of aggregate transaction accounts in excess of $54.0 million; effective December 15, 1995, this regulatory benchmark was adjusted to $52.0 million. Reserve requirements for non-personal time deposits that have maturities of less than 18 months currently are at zero percent. Thrift institutions also have authority to borrow from the appropriate Federal Reserve Bank under certain circumstances, but Federal Reserve System policy generally requires thrift institutions to exhaust all other sources before borrowing from the Federal Reserve System. At December 31, 1995, 1994 and 1993, Eureka met its reserve requirements, and had no borrowings from the Federal Reserve Bank.

SAVINGS AND LOAN HOLDING COMPANY REGULATION. AFEH and the Partnership (references to the Partnership in this section shall be deemed to include AFEH) are non-diversified unitary savings and loan holding companies subject to regulatory oversight of the OTS. As such, the Partnership is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Partnership and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Eureka must notify the OTS at least 30 days before declaring any dividend to AFEH.

As a unitary savings and loan holding company, the Partnership generally is not subject to regulatory limitations on the scope of its permissible activities so long as Eureka continues to meet the QTL test. If the Partnership acquires control of another savings institution as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Partnership and any of its subsidiaries (other than Eureka or any other SAIF-insured savings institution) would be restricted by law.

The Partnership must obtain approval from the OTS before acquiring control of any other SAIF-insured institution. Such acquisitions generally may be prohibited if they result in a multiple savings and loan holding company controlling savings institutions in more than one state. However, such interstate acquisitions may be permitted based on specific state authorization or in a supervisory acquisition of a failing savings institution.

Pursuant to the holding company regulations of the OTS, Eureka is subject to certain restrictions in its dealings with the Partnership and with other companies affiliated with the Partnership. See, "Transactions with Affiliates."

FEDERAL TAXATION
----------------

THE PARTNERSHIP. The Partnership is classified as a partnership for federal income tax purposes and, as a result, is not subject to federal income taxes. Instead, each holder of BUCs, who is treated as a partner of the Partnership, is required to include his allocable share of the income, gain, loss and other items of the Partnership in computing his income for federal income tax purposes. The Partnership's primary sources of income were periodic dividends with respect to the stock of AFEH owned by the Partnership and interest income on temporary investments.

AFEH. AFEH and Eureka file a consolidated federal income tax return on a calendar year basis and report their income on an accrual basis.

Eureka is the principal contributor to the consolidated group's taxable income. Because Eureka may be entitled to special deductions and other tax benefits in computing its separate taxable income, as discussed below, the group may have a lower effective tax rate than that applicable to corporations generally. Eureka's net operating loss carryovers as of December 31, 1995 and their expiration dates and effective tax rates are set forth in Note 17 to Notes to Consolidated Financial Statements.

EUREKA. Under presently applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), savings institutions such as Eureka, which qualify by meeting certain definitional tests relating primarily to the correct composition of their assets (requiring that 60% of total assets constitute certain "qualifying assets") and the nature of their business are permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at the institution's taxable income. Reserve additions for qualifying real property loans (defined generally as loans secured by an interest in improved real estate or by an interest in real property that is to be improved out of the proceeds of the loan) may be computed under either a percentage of taxable income method ("percentage method") or an experience method, the latter of which is based on Eureka's actual loss experience for the current year and the five preceding taxable years. With respect to "non-qualifying loans" (all loans other than qualifying loans), the bad debt deduction, if available, must be calculated under the experience method. For 1995, 1994 and 1993, Eureka used the experience method to compute its reserve additions for qualifying real property loans as well as non-qualifying loans.

If less than 60% of Eureka's total assets are "qualifying assets," as provided under the Code, Eureka will lose the ability to make deductible additions to bad debt reserves and will be required to include some or all of its existing reserves in income as provided in the Code. As of December 31, 1995, 1994 and 1993, the percentage of Eureka's assets constituting qualifying assets was approximately 95%, 92% and 91%, respectively.

Eureka will not be able to use the percentage of taxable income method for computing the annual bad debt deduction unless it has taxable income after utilization of allowable net operating loss carryforwards. Under this method, a thrift institution's bad debt reserve deduction for qualifying real property loans is calculated by multiplying the institution's taxable income, determined without regard to any bad debt reserve deduction and modified by certain items of income and loss, by 8%. The deduction so computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. Additions to a thrift institution's bad debt reserves determined under the percentage method cannot, however, cause such reserves to exceed 6% of qualifying loans at the end of the taxable year. Also, under the percentage method, the annual bad debt deduction is limited to the amount by which 12% of a thrift institution's savings deposits or withdrawable accounts at the end of the taxable year exceeds the sum of its surplus, undivided profits and reserves at the beginning of such year.

A thrift institution organized in stock form that has utilized the percentage method to calculate its bad debt deduction is subject to recapture tax if it makes certain types of distributions to its stockholders. Dividends may be paid out of retained earnings without the imposition of any such tax to the extent that the amounts paid as dividends do not exceed the institution's current or accumulated earnings and profits as calculated for federal income tax purposes. However, dividends paid in excess of an institution's current or accumulated earnings and profits and other distributions made with respect to an institution's stock, such as distributions in redemption of stock or in partial or complete liquidation, are deemed, for tax purposes, to be made from the institution's bad debt reserves to the extent the balance in such reserves exceeds the amount that would have been accumulated under the experience method. The amount of tax payable upon any distribution that is treated as having been made from the institution's bad debt reserves for tax purposes is also deemed to have been paid from those reserves to the extent thereof.

In connection with the Acquisition of Eureka by AFEH, AFEH entered into an Assistance Agreement with FDIC pursuant to which FDIC provided Eureka with a capital contribution and agreed to provide Eureka with capital loss coverage and yield maintenance on certain of its assets. See Note 3 to Notes to Consolidated Financial Statements. Under current law, payments to Eureka by FDIC pursuant to this Assistance Agreement are not subject to federal income tax and do not result in reduction of Eureka's net operating loss carryovers or other tax benefits, provided Eureka continues to meet the business and 60% qualifying asset tests discussed above. Under the Assistance Agreement, FDIC is entitled to participate in certain of the tax benefits utilized by Eureka. For the year ended December 31, 1995, none of the tax benefits in which FDIC would participate were realized.

Depending on the composition of its items of income and expenses, a thrift institution may be subject to the alternative minimum tax. A corporation's alternative minimum taxable income ("AMTI") generally consists of its taxable income plus certain adjustments and "items of tax preference." A corporate taxpayer's AMTI in excess of the exemption amount ($40,000, subject to phasing out as AMTI increases) generally is subject to the 20% corporate alternative minimum tax ("AMT") to the extent that the AMT exceeds the regular corporate income tax. For taxable years beginning after 1989, AMTI is increased by 75% of the amount by which adjusted current earnings (an amount based on earnings and profits as calculated for federal income tax purposes) exceed AMTI, computed without regard to such adjustment and the alternative tax net operating loss deduction. Most of the payments by FDIC to Eureka pursuant to the Assistance Agreement are not included in net book income, but all such payments to be received after 1989 will be included in adjusted current earnings and, therefore, may have an impact on the computation of AMTI. AMTI may be reduced by net operating loss carryovers only up to 90% of AMTI, but AMTI attributable to most preferences can be credited against regular tax due in later years.

STATE TAXATION. AFEH and Eureka are subject to the California franchise tax with respect to income apportioned to California, and file a combined unitary California return, which has the effect of eliminating intercompany distributions, including dividends, in the computation of combined taxable income. Savings and loan associations are subject to tax on their net income at a rate of approximately 11.3%, which rate is subject to adjustment in subsequent years to a maximum rate of 11.7%. "Net income" for this purpose generally means federal taxable income, subject to certain adjustments. Under current California law, 50% of any losses incurred during the years ending December 31, 1988 through 1996 may be carried forward 5 years. California permits a bad debt deduction based on a method similar to the federal experience method, but does not allow use of the percentage method. California has adopted the federal treatment of FDIC assistance payments. California also has an alternative minimum tax at a rate of 9.0% for financial institutions which is computed similarly to the Federal AMT. In addition, California has a de minimus minimum tax.

AUDITS. The Internal Revenue Service has examined Eureka's federal income tax returns for previous fiscal years through June 30, 1985. There have been no audits of state income tax returns of Eureka or any of its subsidiaries.

SUBSIDIARIES. Eureka has subsidiaries which were formed primarily for the purpose of investing in real estate. In addition, Eureka maintains a subsidiary, Eureka Financial Services, Inc., that is engaged in the sale of non-deposit investments, and recorded net income of approximately $170,000 in 1995.

ITEM 2.  PROPERTIES.
         -----------

The following table sets forth information with respect to Eureka's offices as of December 31, 1995. In addition, the Partnership leases office space of 4,385 square feet at 555 California Street, San Francisco, under a lease arrangement which expires in 1998.

                                   EUREKABANK
                            OFFICES OWNED OR LEASED


                                     Owned        Lease       Date     Square
                                       or       Expiration  Facility  Footage
Location                             Leased        Date      Opened   Occupied
--------------------------------  ------------  ----------  --------  --------

Main Office:
--------------------------------

950 Tower Lane                          Leased        2000      1990    48,900
Foster City, CA

Administrative Offices:
--------------------------------

2600 El Camino Real                Land Lease/        2040      1975    19,000
San Mateo, CA                     Own Building

5700 Stoneridge Mall                    Leased        1997      1991     6,238
Pleasanton, CA

815 Willow Street                       Leased        2000      1980    42,000
2225 Spring Street
Redwood City, CA

Branch Offices:
--------------------------------

783 Rio Del Mar Boulevard               Leased        1998      1976     3,500
Aptos, CA

750 W. Hamilton Avenue                  Leased        2003      1974     3,725
Campbell, CA

1965 Diamond Boulevard             Land Lease/        2003      1978     4,000
Concord, CA                       Own Building

10050 N. Wolfe Road                     Leased        1996      1993     3,606
Cupertino, CA

720 San Ramon Valley Boulevard     Land Lease/        2004      1974     4,000
Danville, CA                      Own Building

39390 Fremont Boulevard                 Leased        2002      1963     7,500
Fremont, CA

                                   EUREKABANK
                            OFFICES OWNED OR LEASED

                             Owned     Lease       Date     Square
                               or    Expiration  Facility  Footage
Location                     Leased     Date      Opened   Occupied
---------------------------  ------  ----------  --------  --------

1 Strawflower                Leased        2000      1975     2,500
Half Moon Bay, CA

3492 Mt. Diablo Boulevard    Leased        1998      1979     2,490
Lafayette, CA

300 Main Street                 Own         N/A      1980     3,201
Los Altos, CA

127 N. Santa Cruz Avenue        Own         N/A      1992     3,518
Los Gatos, CA

810 Main Street              Leased        1996      1981     1,600
Martinez, CA

825 Santa Cruz Avenue        Leased        2001      1978     2,075
Menlo Park, CA

368 Ignacio Boulevard        Leased        1997      1974     2,500
Novato, CA

1655 Oceana Boulevard        Leased        2000      1959     6,429
Pacifica, CA

301 University Avenue        Leased        1997      1988     6,815
Palo Alto, CA

5870 Stoneridge Mall         Leased        2001      1991     3,887
Pleasanton, CA

400 San Mateo Avenue         Leased        2004      1953     4,650
San Bruno, CA

1200 San Carlos Avenue       Leased        1999      1953    14,903
San Carlos, CA

1371 E. 14th Street          Leased        2000      1980     6,765
San Leandro, CA

915 Ralston Avenue           Leased        2004      1995     3,500
Belmont, CA

400 S. El Camino Real        Leased        1999      1991     3,617
San Mateo, CA

                                  EUREKABANK
                            OFFICES OWNED OR LEASED

                                 Owned        Lease       Date     Square
                                   or       Expiration  Facility  Footage
Location                         Leased        Date      Opened   Occupied
----------------------------  ------------  ----------  --------  --------

443 Castro Street                      Own         N/A      1961     2,036
San Francisco, CA

1200 Irving Street                  Leased        2003      1982     1,406
San Francisco, CA

4610 Mission Street                 Leased        2000      1958     8,900
San Francisco, CA

201 Montgomery Street               Leased        1996      1991    10,000
San Francisco, CA

1435 Stockton Street                Leased        1996      1978     4,697
San Francisco, CA

5670 Almaden Expressway        Land Lease/        2008      1972      6000
San Jose, CA                  Own Building

1099 Lincoln Avenue            Land Lease/        1999      1991     6,053
San Jose, CA                  Own Building

1780 Saratoga Avenue                Leased        1996      1993     4,500
San Jose, CA

3200 Northgate Drive                Leased        2003      1972     3,215
San Rafael, CA

110 N. Morrissey Boulevard          Leased        2003      1975     4,000
Santa Cruz, CA

50 Old Courthouse Square            Leased        2000      1963     5,405
Santa Rosa, CA

2751 4th Street                     Leased     Monthly      1980       430
Santa Rosa, CA

40 Chestnut Avenue                  Leased        2003      1973     4,049
South San Francisco, CA

1307 S. Mary Avenue                 Leased        1999      1992     5,800
Sunnyvale, CA

801 Alamo Drive                     Leased        2003      1973     4,000
Vacaville, CA

The aggregate net carrying value of premises owned by Eureka and leasehold improvements of leased offices at December 31, 1995 was $13.3 million. See Note 9 to Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

There are no material pending legal proceedings to which the Partnership or AFEH is a party or to which any property of the Partnership or AFEH is subject. Eureka, however, is a party to various lawsuits arising in the normal course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

No matters were submitted to a vote of the Partnership's BUC Holders during the fourth quarter of the fiscal year ending December 31, 1995.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED BUC HOLDERS MATTERS.
         ----------------------------------------------------------------------

 (a) MARKET INFORMATION. Prior to their listing on the NASDAQ System on May 22, 1989, there was no established trading market for BUCs. On June 6, 1989, the BUCs were included in the NASDAQ National Market System and began trading on the NASDAQ Stock Market under the trading symbol "AFFFZ." The following table sets forth the high and low sale prices for the BUCs for each quarterly period during 1995 and 1994. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                 Bid Prices
                             ------------------
        1995                  High       Low
        ----                 ------   ---------
      1st Quarter            $24.50      $19.50
      2nd Quarter            $27.25      $23.25
      3rd Quarter            $28.38      $24.50
      4th Quarter            $30.25      $27.00

        1994
        ----
      1st Quarter            $25.75      $21.75
      2nd Quarter            $25.00      $21.25
      3rd Quarter            $24.00      $21.00
      4th Quarter            $22.75      $18.50

 (b) BUC HOLDERS. The approximate number of BUC holders on December 31, 1995 was 9,847.

 (c) DISTRIBUTIONS. Total cash distributions paid or accrued for the fiscal years ended December 31, 1995 and 1994 to BUC Holders equaled $9,616,944 and $9,616,943, respectively. Cash distributions were paid quarterly, and totaled $1.60 per BUC for the fiscal years ended December 31, 1995 and 1994.

     See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Partnership's ability to make cash distributions at the same levels in 1996 and thereafter.

     America First Financial Fund 1987-A Limited Partnership and Subsidiary
                            Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA. Set forth below is selected financial data for the Partnership. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto filed in response to Item 8 hereof.


                                                                                 December 31,
                                            --------------------------------------------------------------------------------------
Selected Financial Condition Information         1995             1994              1993              1992              1991
------------------------------------------  ---------------  ---------------  ----------------  ----------------  ----------------

  Total assets                              $2,416,953,364   $2,393,577,257    $2,348,382,187    $2,361,199,866    $2,093,257,915
  Loans receivable, net(1)                   1,431,583,207    1,433,148,528     1,547,159,130     1,591,524,631     1,475,498,932
  Mortgage-backed securities                   815,802,149      790,900,746       629,538,711       567,653,979       287,910,252
  Investments(1)                                85,195,619       83,690,607        64,374,853        86,281,358       189,621,000
  Due from FDIC                                          -                -                 -        10,592,307        45,928,199
  Customer deposits                          1,704,466,523    1,696,291,789     1,713,207,365     1,735,433,974     1,741,878,431
  Other borrowings(1)                          516,943,421      512,763,000       441,865,000       450,368,376        80,278,000
  Partners' capital                            156,131,684      144,595,341       143,249,047       152,633,917       141,080,840

                                                                        For the Year Ended December 31,
                                            --------------------------------------------------------------------------------------
Selected Operations Information                  1995             1994              1993              1992              1991
-------------------------------             ---------------  ---------------  ----------------  ----------------  ----------------
  Interest income                           $  163,639,692   $  136,068,738    $  142,855,763    $  156,570,963    $  176,051,600
  FDIC assistance, net                                   -                -          (267,610)          379,648         2,733,174
                                            --------------   --------------    --------------    --------------    --------------
  Total interest income                        163,639,692      136,068,738       142,588,153       156,950,611       178,784,774

  Interest expense                            (107,602,066)     (84,193,124)      (86,169,894)      (94,933,410)     (118,820,831)
                                            --------------   --------------    --------------    --------------    --------------
  Net interest margin before
   provision for loan losses                    56,037,626       51,875,614        56,418,259        62,017,201        59,963,943

  Provision for loan losses                       (792,167)      (1,245,426)       (2,508,610)       (2,691,896)       (3,109,950)
                                            --------------   --------------    --------------    --------------    --------------

  Net interest margin after
   provision for loan losses                    55,245,459       50,630,188        53,909,649        59,325,305        56,853,993
                                            --------------   --------------    --------------    --------------    --------------

  Non-interest income                            9,423,050        9,991,002        14,420,801        10,201,740         7,544,574
  Non-interest expense                         (47,433,391)     (45,428,868)      (68,122,588)      (48,402,265)      (43,197,783)
                                            --------------   --------------    --------------    --------------    --------------
  Net non-interest expense                     (38,010,341)     (35,437,866)      (53,701,787)      (38,200,525)      (35,653,209)
                                            --------------   --------------    --------------    --------------    --------------

  Income before income taxes                    17,235,118       15,192,322           207,862        21,124,780        21,200,784
  Income tax expense                                     -                -                 -            (9,400)          (10,189)
                                            --------------   --------------    --------------    --------------    --------------
  Net income                                $   17,235,118   $   15,192,322    $      207,862    $   21,115,380    $   21,190,595
                                            ==============   ==============    ==============    ==============    ==============

Net income per BUC                                 $2.6292          $2.3573            $.3618           $3.1501           $3.2023

Total cash distributions paid or
 accrued per BUC                                   $1.6000          $1.6000           $1.6000           $1.5750           $1.5000

----------
(1) Loans receivable includes loans held for sale; investments include federal funds sold and securities purchased under agreements to resell; and other borrowings include securities sold under agreements to repurchase.


Selected Other Information
----------------------------------
                                       1995         1994         1993         1992         1991
                                    -----------  -----------  -----------  -----------  -----------

     Return on investment(1)             13.15%       11.79%        1.81%       15.75%       16.01%
     Return on average assets(2)           .73%         .66%         .01%         .99%        1.10%
     Average equity/average
      earning assets(3)                   6.57%        6.46%        6.62%        7.24%        7.23%
     Dividend payout ratio(4)            60.85%       67.87%      442.00%       50.00%       46.84%
     Return on average equity(5)         11.46%       10.62%         .14%       14.34%       15.63%
     Loans to deposits ratio(6)          83.99%       84.49%       90.31%       91.71%       84.71%
     Loan loss reserves             $6,878,072   $7,820,406   $9,455,778   $8,989,020   $8,277,960

----------
(1) Annualized return on investment is calculated based on earnings allocable to the BUC holders divided by their original investment of $120,211,780, which equals the total number of BUCs times $20.
(2) Net earnings divided by monthly average consolidated assets.
(3) Monthly average consolidated equity divided by monthly average earning assets.
(4) Total dividends paid to BUC holders divided by net earnings allocated to BUC holders.
(5) Net earnings divided by monthly average consolidated equity.
(6) Consolidated loans receivable divided by total consolidated deposits.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

RESULTS OF OPERATIONS
---------------------

The Partnership recorded earnings of approximately $17.2 million or $2.63 per BUC for the year ended December 31, 1995, compared to earnings of approximately $15.2 million or $2.36 per BUC for the year ended December 31, 1994, and approximately $.2 million or $.36 per BUC in 1993. The earnings in 1993 reflected a third quarter charge of $20.4 million which related to interest rate exchange agreements. See, "Provision for Loss on Interest Rate Exchange Agreements" below for further discussion. The Partnership's income for 1995, 1994 and 1993 consisted primarily of the earnings of Eureka. Eureka's principal income component is net interest income which is the difference between interest income on earning assets and interest expense on interest bearing liabilities. Earning assets primarily consist of mortgage loans and mortgage-backed securities ("MBS"), and are financed by customer deposits and other borrowings. Eureka's earning assets are obtained through retail and wholesale loan originations, and are supplemented with purchased loans and MBS. At December 31, 1995, the Partnership had total assets of approximately $2.4 billion, which consisted primarily of the assets of Eureka and its subsidiaries.

The business strategy for 1995 was focused on managing interest rate risk, credit risk and controlling non-interest expense. The increase in earnings in 1995 was primarily the result of the following:

  o   Although interest rates declined somewhat during 1995, the rate
      environment during 1995 was more stable than in 1994 and 1993.   A slow
      down in loan prepayments allowed the yields on adjustable rate loans to adjust upwards to their more fully indexed rates. Interest expense for the interest rate exchange agreements which was an adjustment to the yield on loans, decreased during 1995 as compared to 1994 due to the maturity of approximately $228 million in swap agreements. The above factors resulted in an increase in the net interest margin from 2.25% in 1994 to 2.36% in 1995.

  o The provision for loan losses decreased from $1.2 million in 1994 to $792,000 in 1995. The decrease in the provision was due to the continued improvement in asset quality which is discussed in the Credit Risk section.

  o Non-interest expense before interest rate swap provisions (recoveries) decreased from 1994 to 1995 due to management's focus on controlling costs for professional services, advertising expenses and other general and administrative expenses. In addition, the reduction in loan originations in 1995 reduced the loan agent commissions, and staffing levels for 1995 for Eureka were at a record low of 397 full time employees as of December 31, 1995.

The above factors contributed to the increase in earnings, but future changes in the interest rate environment could impact the above factors and the current year's earnings may not be indicative of any future period's earnings.

Eureka's business approach is characterized by continued strong capital ratios and low exposure to credit losses. Eureka's tangible and risk-based capital ratios were 5.95% and 14.41%, respectively, at December 31, 1995, as compared to 5.52% and 13.50%, respectively, at December 31, 1994. Non-performing assets declined to approximately .37% of total assets at December 31, 1995, as compared to .56% at December 31, 1994, despite the difficult California economy.
Eureka's ratio of non-performing assets is well below the December 31, 1995 average of 1.05% reported by the Office of Thrift Supervision ("OTS") for thrifts located in California.

The Partnership's earning assets totaled $2.30 billion and $2.33 billion at December 31, 1995 and 1994, respectively. Eureka's earning assets to total
assets ratio was 97% at December 31, 1995 and 1994.   During 1995, Eureka
originated $172 million of mortgage loans (net of loan sales of $7 million) in primarily 1-4 unit residential properties, and purchased $91 million of mortgage loans and $163 million of MBS for a total of $426 million in additions to mortgage loans and MBS. Of the $172 million originated during 1995, $80 million were wholesale originations and $92 million were retail originations. The wholesale loan origination system was established during 1995, and management believes that the wholesale loan originations will increase as a percentage of total loan originations through 1996. Wholesale loan originations enable Eureka to add assets that meet its credit quality guidelines within its market area. These additions to earning assets were partially offset by mortgage loan and MBS paydowns of $390 million. Mortgage loan prepayments were 16% for 1995, as compared to 21% for 1994. Adjustable rate loans and MBS held by Eureka totaled $1.5 billion at December 31, 1995, and approximately $1 billion consisted of loans indexed to LIBOR or Treasury rates. Fixed rate loans and MBS totaled $364 million and $412 million at December 31, 1995 and 1994, respectively. Convertible loans totaled $351 million and $257 million at December 31, 1995 and
1994, respectively.    During 1995, customer preferences shifted from adjustable
rate loans to convertible loan products which have fixed rates for three to seven years, then change to adjustable rate loans which are for the most part indexed to Treasury rates. Convertible loan additions to the loan portfolio totaled $120 million for 1995, as compared to $45 million for 1994. As part of its asset/liability management strategy, Eureka typically sells originated fixed rate loans and retains originated variable and convertible rate loans for its portfolio.

Customer deposits are Eureka's primary source of funds for lending and investing. Customer deposits totaled $1.70 billion at December 31, 1995 and 1994. Other borrowings at December 31, 1995 consisted of short-term reverse repurchase agreements and FHLB advances totaling approximately $517 million, compared to $513 million at December 31, 1994. Other borrowings supplemented retail deposits as a funding source for the origination or purchase of earning assets.

NET INTEREST INCOME
-------------------

Net interest income from Eureka is the Partnership's principal income component and is the difference between interest rates received on earning assets and interest rates paid on interest bearing liabilities. Net interest income before the provision for loan losses was approximately $56.0 million in 1995, compared to approximately $51.9 million in 1994, and $56.4 million in 1993. The net interest margin was 2.36%, 2.25% and 2.39% for 1995, 1994 and 1993, respectively.

Interest rates declined during 1995, but the changes were not as significant as the interest rate changes which occurred during 1994 and 1993, and customers' responses to the decline in interest rates during 1995 were less dramatic. Loan prepayments were 16% for 1995, as compared to 21% and 34% for 1994 and 1993, respectively. The slow down in prepayments allowed the interest rates on adjustable rate loans to increase towards their fully indexed rates, which increased the yield on the loan portfolio. In addition, interest income in previous periods was more significantly reduced by the interest expense on the interest rate exchange agreements, net of accretion of the liability established in 1993. Net interest expense for interest rate exchange agreements was $2.4 million for 1995, as compared to $6.3 million and $16.5 million for 1994 and 1993, respectively. The decrease was due to the expiration of $228 million (notional amount) of interest rate exchange agreements from December 31, 1994 to December 31, 1995. See, "Provision for Loss on Interest Rate Exchange Agreements" below for further discussion.

During 1995, repayments of mortgage loans and MBS totaled $390 million, and originations and purchases totaled $426 million. Repayments totaled $489 million and originations and purchases totaled $547 million for 1994. Originations and purchases of adjustable rate loans and MBS during 1995 totaled $301 million, of which $186 million were indexed to LIBOR or Treasury rates, and $88 million were indexed to the six-month certificate of deposit. Of the $491 million in adjustable rate loans and MBS purchased or originated in 1994, $442 million were indexed to LIBOR or Treasury rates. Convertible loan additions to the loan portfolio totaled $120 million for 1995, as compared to $45 million for 1994. During 1995, customer preferences shifted from adjustable rate loans to convertible loan products which have fixed rates for three to seven years, then change to adjustable rate loans which are for the most part indexed to Treasury rates.

Eureka generally maintained its customer deposit base by providing attractive deposit products and promotions. Customer deposits as a percentage of total interest bearing liabilities were 77% at December 31, 1995, compared to 76% at December 31, 1994. Reverse repurchase agreements and FHLB advances made up the remaining 23% of interest bearing liabilities for 1995 (24% for 1994). FHLB advances totaled $310 million and $50 million, and reverse repurchase agreements totaled $207 million and $462 million, at December 31, 1995 and 1994, respectively. The shift in other borrowings from repurchase agreements to FHLB advances in 1995 was due to a FHLB program offered in the third quarter of 1995 that provided more effective leverage and attractive pricing than reverse repurchase agreements. Future changes in the funding sources may have an impact on the net interest margin.

PROVISION FOR LOAN LOSSES
-------------------------

Eureka recorded loan loss provisions of $.8 million, $1.2 million and $2.5 million during 1995, 1994 and 1993, respectively. Net loan charge-offs were $1.1 million in 1995, $2.2 million in 1994 and $2.0 million in 1993. Of the total net charge-offs recorded during 1995, $840,000 was for Eureka's consumer loan portfolio, as compared to $1.2 million for 1994. Of the $840,000 in consumer loan portfolio net charge-offs for 1995, $801,000 was related to the BankCard receivables. Eureka sold its BankCard receivables in the third quarter of 1995. Future provisions and charge-offs for the consumer loan portfolio are expected to decline due to the sale of the BankCard receivable portfolio. Charge-off ratios for the mortgage loan portfolio for 1995 and 1994 were .02% and .07%, respectively.

The decrease in the provision for loan losses from 1994 to 1995 was due to improvements in asset quality, specifically the decline in the level of non-performing and delinquent loans. Non-performing loans at December 31, 1995 totaled $6.4 million as compared to $8.3 million at December 31, 1994. Consequently, the allowance for loan losses as a percentage of non-performing loans improved from 94% at December 31, 1994 to 108% at December 31, 1995. In addition, the ratio of delinquent loans to total loans was .84% at December 31, 1995, as compared to 1.18% at December 31, 1994.

The requirements for the loan loss provision for 1996 will depend on the loan portfolio performance and economic conditions affecting customers' abilities to repay loans, in particular mortgage loans. See, "Credit Risk" below for additional information.

NON-INTEREST INCOME
-------------------

Non-interest income totaled approximately $9.4 million for the year ended December 31, 1995, compared to $10.0 million in 1994, and $14.4 million in 1993. The principal components of non-interest income are deposit and loan related fees, net gains on the disposition of loans and investments and other non-interest income.

Deposit and loan related fees were approximately $3.8 million in 1995, as compared to $4.1 million for 1994, and $4.5 million for 1993. The decrease in fees in 1995 was largely due to the lower volume of loan originations in 1995, as compared to 1994 and 1993. Retail and wholesale mortgage loan originations for 1995 were $172 million, as compared to $213 million for 1994.

During 1995, Eureka originated and sold fixed rate loans which conformed to Federal Home Loan Mortgage Corporation ("FHLMC") standards with principal balances totaling $7 million, compared to $27 million and $117 million in 1994 and 1993, respectively. The loan sales resulted in net gains of $67,000 in 1995, compared to $117,000 and $1.9 million in 1994 and 1993, respectively. During 1995, customer preferences shifted from adjustable rate loans to convertible loan products which have fixed rates for three to seven years, then change to adjustable rate loans. Eureka currently retains these loans for its portfolio. Saleable fixed rate loan originations totaled $11 million in 1995, as compared to $34 million for 1994, and $144 million for 1993. The low volume of fixed rate loans originated in 1995 reduced the opportunities to sell loans in the secondary market. Investment securities sold during 1993 resulted in a net gain of $1.9 million. There were no investment securities sold in 1994 and 1995.

Other non-interest income totaled $5.6 million, $5.8 million and $6.1 million for 1995, 1994 and 1993, respectively. Other income included rental income, revenue from the sale of non-deposit investment products, income from real estate held for investment, gain on sale of real estate owned ("REO"), servicing fee income from loans serviced for others and other non-operating income items. The net gain on the sales of REO totaled $786,000, $1.3 million and $250,000 in 1995, 1994 and 1993, respectively. The volume of foreclosures on mortgage loans and gains or losses from the disposition of these properties cannot be predicted, and transactions for 1995 and prior years may not be indicative of 1996 results. Income from the sale of non-deposit investment products approximated $1.0 million, $1.3 million and $2.2 million in 1995, 1994 and 1993, respectively. The 27% decline in non-deposit investment sales from $33 million in 1994 to $24 million in 1995 was due to a customer trend to more liquid investments such as deposits. Income from real estate investments totaled $293,000, $1.2 million and $1.3 million in 1995, 1994 and 1993, respectively. During the third quarter in 1995, real estate held for sale or investment with a recorded value of $2.3 million was sold for a net gain of $100,000 which was offset by valuation adjustments or write-downs of $700,000 recorded during 1995. The property which was sold in 1995 accounted for $292,000 and $214,000 in other non-interest income in 1995 and 1994, respectively. Income from real estate held for sale or investment is expected to continue to decline in 1996 since the remaining real estate property is undeveloped lots and does not produce income. Servicing fee income from loans serviced for others totaled $663,000, $659,000 and $608,000 for the years ended December 31, 1995, 1994 and
1993, respectively.

NON-INTEREST EXPENSE
--------------------

Excluding the provision (recovery) for loss on interest rate exchange agreements which is discussed below, total non-interest expense was $45.5 million for the year ended December 31, 1995, compared to $49.7 million in 1994, and $47.7 million in 1993. Non-interest expense includes compensation and benefits expense, occupancy and equipment expense, FDIC insurance premiums, professional and advertising expense, and other administrative expenses.

Compensation and benefits expense was $19.9 million in 1995, compared to $21.4 million in 1994, and $20.7 million in 1993. In addition to management's general effort to reduce controllable costs, the decline in retail loan funding volume in 1995 reduced loan agent commissions for 1995 as compared to 1994 and 1993. For 1995, the expense for management incentive compensation was approximately $784,000, as compared to $1 million for 1994.

Occupancy expense was $8.9 million in 1995, compared to $10.2 million in 1994 and $9.3 million in 1993. The decrease from 1994 to 1995 was due to the sales of real estate investments. These sales reduced occupancy expense by approximately $800,000 for 1995, as compared to 1994. Professional and advertising expenses were $2.2 million, $2.7 million and $2.5 million for 1995, 1994 and 1993, respectively. Other non-interest expense totaled $10.3 million, $11.2 million and $11.6 million for 1995, 1994 and 1993, respectively. The decrease in these expenses from 1994 to 1995 was primarily attributable to management's general effort to manage these controllable costs.

PROVISION FOR LOSS ON INTEREST RATE EXCHANGE AGREEMENTS
-------------------------------------------------------

The earnings in 1993 reflected a third quarter charge of $20.4 million which related to interest rate exchange agreements arranged predominantly in 1988, 1990 and 1991 that were intended to hedge yields on fixed rate mortgages funded by variable rate liabilities. For reference, the Federal Funds rate averaged 7.7% during the four years from the beginning of 1988 through 1991, while it averaged 3.0% for 1993. The sustained decline in interest rates and the resultant prepayment of mortgage loans associated with interest rate exchange agreements caused Eureka to establish a liability based on the estimated fair value of exchange agreements that were no longer deemed effective as hedges. During 1995, Eureka recorded provisions to non-interest expense totaling $1.9 million. The provisions reflect the effect of interest rate decreases on the market value of Eureka's obligations under interest rate exchange agreements deemed ineffective as hedges. During 1994, Eureka recorded credits to non-interest expense totaling $4.3 million which reflected the effect of interest rate increases on the market value of these interest rate exchange agreements. Net interest expense on interest rate exchange agreements of approximately $2.4 million was included as an adjustment to interest income on loans during 1995, as compared to $6.3 million and $16.5 million in 1994 and 1993, respectively. No additional interest rate exchange agreements were undertaken in 1995, 1994 and 1993. During 1995, $228 million (notional amount) of interest rate exchange agreements expired reducing the total notional amount from $373 million at January 1, 1995, to $145 million at the end of 1995. By the end of 1996, an additional $45 million of these agreements will expire, a reduction of nearly 73% in a two year period. Future changes in interest rates in either direction could impact the fair market value of the interest rate exchange agreements. Such changes in interest rates may result in future recoveries or provisions, depending upon the direction of movement in interest rates.

INCOME TAXES
------------

At the Partnership level, items of income, expense and gain or loss are reported in the tax returns of the BUC holders according to their proportionate interest in the Partnership. At the America First Eureka Holdings, Inc. ("AFEH") and Eureka levels, no regular income tax liability was incurred during 1995, 1994 or 1993 due to the utilization of net operating loss carryforwards and other tax benefits in connection with the acquisition of Eureka by AFEH. AFEH paid alternative minimum taxes of $496,000, $149,000 and $445,000 during 1995, 1994 and 1993, respectively. Alternative minimum taxes paid, which generate alternative minimum tax credit carryforwards, are recorded as deferred tax assets with an indefinite life and will be used to offset future regular tax liabilities.

Recent federal deficit reduction legislation contains a provision that eliminates the deductibility of asset disposition losses to the extent such losses are reimbursed by FSLIC financial assistance paid to acquirers of failed thrift institutions after March 4, 1991. Management has concluded that the earnings impact of this provision in the deficit reduction tax bill on AFEH will be negligible.

CREDIT RISK
-----------

Eureka's loan portfolio, which consists primarily of loans collateralized by 1-4 unit residential properties located in California, is characterized by a high level of credit quality in spite of California's difficult real estate market. That strong credit quality is evidenced by a .37% ratio of non-performing assets to total assets at December 31, 1995, and is the result of two factors: the prudent lending practices followed since AFEH's acquisition of Eureka, and the seasoning of the pre-acquisition loan portfolio. Eureka's lending activities subsequent to the Acquisition have been focused on loans secured by 1-4 unit residential properties primarily located in northern California. Multi-family, commercial and land mortgage loans constitute 9% and 10% of Eureka's mortgage portfolio at December 31, 1995 and 1994, respectively. Eureka does not have any construction loans or construction loan commitments outstanding.

The following schedule outlines the delinquencies, non-performing loans, and loan loss reserves by category for the loan portfolio:


                                       1995                                   1994
                      -------------------------------------  ---------------------------------------
Delinquent              Mortgage    Consumer      Total        Mortgage     Consumer       Total
--------------------  ------------  ---------  ------------  ------------  -----------  ------------

 30-60 Days           $ 3,164,047   $ 32,636   $ 3,196,683   $ 4,466,245   $  349,572   $ 4,815,817

 61-90 Days             2,464,901     10,722     2,475,623     3,763,421      178,579     3,942,000

 90+ Days               6,377,228     11,226     6,388,454     8,082,334      206,884     8,289,218
                      -----------   --------   -----------   -----------   ----------   -----------
     Total            $12,006,176   $ 54,584   $12,060,760   $16,312,000   $  735,035   $17,047,035
                      ===========   ========   ===========   ===========   ==========   ===========
Non-performing
  loans               $ 6,377,228   $ 11,226   $ 6,388,454   $ 8,082,334   $  206,884   $ 8,289,218
                      ===========   ========   ===========   ===========   ==========   ===========
Loan loss
  reserves            $ 6,106,408   $771,664   $ 6,878,072   $ 5,352,105   $2,468,301   $ 7,820,406
                      ===========   ========   ===========   ===========   ==========   ===========
Loan loss reserves
  as a % of non-
  performing loans             96%      6874%          108%           66%        1193%           94%
                      ===========   ========   ===========   ===========   ==========   ===========

The ratio of loans which are thirty or more days delinquent to total loans outstanding was .84% as of December 31, 1995, compared to 1.18% as of December
31, 1994.   Eureka's delinquency ratio is well below the 1.70% average as of
December 31, 1995, reported by the OTS for California savings institutions. The Bank's ratio of non-performing assets (loans which were ninety or more days delinquent and real estate acquired through foreclosure) to total assets was
 .37% at December 31, 1995, compared to .56% at the end of 1994. Eureka's non-performing asset ratio was also well below the 1.05% average as of December 31, 1995, reported by the OTS for California savings institutions.

Eureka's ratio of loan loss reserves to non-performing loans was 108% at December 31, 1995. Loan loss reserves were .48% and .54% of total loans outstanding at December 31, 1995 and 1994, respectively. The decline from 1994 to 1995 in the loan loss reserves to total loans ratio is due to the improvement in non-performing assets and delinquent loans.

Eureka's determination of loan loss reserves and the resulting provision for loan losses are based upon judgments and assumptions regarding various factors including general economic conditions, internal asset review findings, composition of the loan portfolio, historical loss experience and estimates of potential future losses. Management believes that it has provided adequate loan loss reserves to cover potential losses, particularly considering the low level of delinquencies and charge-offs experienced by Eureka over the past five years and continued adherence to strict credit quality control guidelines. The future loss experience related to changes in the economy and interest rate environment, however, cannot be predicted.

INTEREST RATE RISK
------------------

As of December 31, 1995, Eureka had a positive one-year interest rate repricing gap of approximately six percent, and a negative three-year interest rate repricing gap of approximately one percent. At December 31, 1994, Eureka had a negative one-year interest rate repricing gap of approximately three percent, and a negative three-year repricing gap of approximately four percent. The interest rate repricing gap reported at December 31, 1995 assumes higher prepayment levels on mortgage loans due to the lower interest rate environment, as compared to December 31, 1994. Additionally, the interest rate repricing gap reported at December 31, 1995 has been impacted by a larger percentage of deposits and borrowings maturing over one year, as compared to December 31, 1994.

In evaluating Eureka's exposure to interest rate risk, certain limitations to the gap measure should be considered. For example, certain assets and liabilities may have similar maturities or repricing periods, but react in differing degrees to changes in market interest rates. In addition, some assets such as adjustable rate mortgages, have product features which limit changes in interest rates on a short-term basis and over the life of the asset. Further, the gap measures include assumptions about mortgage prepayments. Major shifts in interest rates can cause assumptions regarding anticipated mortgage prepayment levels to vary significantly from actual results. Eureka considers the anticipated effects of these various factors in managing its interest rate risk position. At December 31, 1995, approximately 78% of Eureka's interest earning assets were rate sensitive and reprice within a year.

Future potential impacts on the industry and Eureka's earnings include: 1) deposit costs may not decline as quickly as wholesale borrowing costs if market interest rates continue to decline; 2) a shift in origination volume from adjustable rate mortgages that reprice every six months to convertible rate mortgages with initial fixed rates for periods of three, five and seven years, which may adversely impact asset and liability matching if loan repayments vary materially from anticipated levels; and 3) net interest margin compression, due to various factors including short-term funding costs rising faster than ARM index rates, and interest rate caps and adjustment intervals on ARM loans delaying full adjustment to market rates.

LIQUIDITY
---------

Eureka derives its liquidity primarily from loan repayments, customer deposits, FHLB advances and securities sold under agreements to repurchase. Eureka manages its liquidity through the coordination of the relative maturities of assets and liabilities. The sources of liquidity are influenced by various uncertainties, primarily market interest rates. Eureka continually evaluates its sources of funds, and a decline in any one source of funds generally can be offset by an alternate source, although potentially at a different cost.

The OTS regulations require a savings institution to maintain a liquidity ratio of at least 5% of cash and specified securities to net withdrawable accounts and borrowings due in one year. At December 31, 1995, Eureka had a liquidity ratio of 5.25%.

CAPITAL RESOURCES
-----------------

At December 31, 1995, Partnership equity totaled approximately $156 million, compared to $145 million at December 31, 1994. The Partnership made distributions to BUC holders at an annualized rate of $1.60 per BUC in 1995, 1994 and 1993. The return on average Partnership total equity was 11.46% for the year ended December 31, 1995 compared to 10.62% in 1994. The primary sources of the Partnership's distributions are dividends received from AFEH and interest earned on temporary investments. Management expects that the present level of distributions will continue throughout 1996. Future distributions will depend primarily on the levels of dividends paid to the Partnership from AFEH, which depends on the profitability of Eureka. Dividend payments by Eureka are subject to the following limitations under the FDIC Capital Maintenance
Agreement:

-   No dividends may be paid if regulatory capital is less than required levels.

- Aggregate dividends paid subsequent to the Acquisition may not exceed 50% of the capital contributed upon and after the Acquisition, plus 50% of aggregate net income earned subsequent to the Acquisition.

- Dividends in any calendar year may not exceed the greater of $12 million or 50% of net income for the year.

OTS regulations require that savings institutions meet three separate capital tests: a risk-based capital standard, a core capital standard and a tangible capital standard. At December 31, 1995, Eureka maintained regulatory capital as follows:


                                                                 ($'s in 000's)
                                      --------------------------------------------------------------------
                                            Tangible                 Core                 Risk-Based
                                             Capital               Capital                  Capital
                                      ---------------------  --------------------   ----------------------
                                                                                                   %
                                                     %                      %                  Risk-Based
                                       Amount    of Assets    Amount    of Assets    Amount      Assets
                                      ---------  ----------  ---------  ----------  ---------  -----------
   GAAP capital                       $149,985               $149,985               $149,985
   Non-allowable assets:
      Other intangible assets           (4,344)                (4,344)                (4,344)
      Non-includable subsidiaries       (2,718)                (2,718)                (2,718)
   Unrealized gains on securities:
      Available for sale                  (111)                  (111)                  (111)
   Additional capital item:
      General valuation allowances           -                      -                  4,019
                                      --------               --------               --------
   Computed regulatory capital         142,812     5.95%      142,812     5.95%      146,831     14.41%
   Minimum capital requirement          36,018     1.50%       72,036     3.00%       81,533      8.00%
                                      --------     ----      --------     ----      --------     ------
   Excess regulatory capital          $106,794     4.45%     $ 70,776     2.95%     $ 65,298       6.41%
                                      ========     ====      ========     =====     ========     ======

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,"SFAS No. 122, "Accounting for Mortgage Servicing Rights," and SFAS No. 123, "Accounting for Stock-based Compensation." These pronouncements must be adopted for fiscal years beginning after December 15, 1995, and the adoption of these pronouncements is not expected to be material to the Partnership's financial statements. See Note 1 of Notes to Consolidated Financial Statements for further discussion of these pronouncements.

DEPOSIT INSURANCE AND OTHER MATTERS
-----------------------------------

Eureka's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount provided by law through the Savings Association Insurance Fund ("SAIF"). For the year ended December 31, 1995, Eureka paid deposit insurance premiums to the SAIF of $3.8 million based on an annual assessment rate of .23% of covered deposits. In contrast, the FDIC has lowered the deposit assessment rate for well capitalized Bank Insurance Fund ("BIF")-insured institutions to 0% of covered deposits, effective January 1, 1996. These reductions could provide most commercial banks competitive advantages over institutions with deposits that are primarily SAIF-insured (such as Eureka).

Omnibus budget legislation has been passed by both Houses of Congress, but vetoed by the President, which includes provision that would recapitalize the SAIF through a combined approach of imposing a one-time special assessment on SAIF-insured institutions, and an incremental pro-rata charge on SAIF-insured institutions and commercial banks insured under the BIF, which would be used to pay the interest on Financing Corporation ("FICO") bonds issued as part of the 1989 savings association rescue package adopted under FIRREA. The SAIF recapitalization provisions would impose a one-time special assessment of approximately 80 basis points on deposits held by SAIF-insured institutions as of March 31, 1995, payable not later than 60 days after the enactment of the legislation. The bill also would provide for a merger of BIF and SAIF by no later than January 1, 1998, provided that no insured savings associations are in existence on that date. The legislation also would repeal the thrift bad debt reserve method of calculation under the Internal Revenue Code, effective for tax years beginning after December 31, 1995. Hence, most large SAIF-insured institutions (including Eureka) would be required to change to the specific charge-off method of accounting for bad debts and would be required to recapture statutory "excess reserves" as provided in the bill. At the present time, the House and Senate are discussing means to resolve outstanding differences over the broader budget bill and obtain Presidential approval of the revised legislation.

Eureka cannot predict whether, when or in what form any such legislation will ultimately be enacted, or what the effective date of any legislation will be. If SAIF legislation as described above is adopted, Eureka would be subject to the special assessments levied on SAIF-insured institutions and would be required to pay approximately $13.4 million which would be a charge to income. The impact on Eureka of the change in the accounting and tax treatment of statutory bad debts under the new legislation would be negligible.

In addition, Congress is considering broader legislative measures which would effectively combine the federal thrift and national bank charters by eliminating the federal thrift charter, and abolishing the OTS. While Eureka again cannot predict whether, when or in what form any such legislation will be enacted, Eureka would be required to give up its federal savings bank charter and convert either to a national bank, or a state bank or savings association, if this legislation is adopted. Further, AFEH and the Partnership would be subject to regulation as bank holding companies under federal law. The financial impact on Eureka, AFEH or the Partnership of any such measures enacted cannot be determined at this time, although such impact could be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

The Consolidated Financial Statements of the Partnership and its subsidiaries are set forth in Item 14 hereof and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

There were no changes in and disagreements with the Partnership's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1995 and 1994.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

The Partnership has no directors or officers. Management of the Partnership consists of the general partner of the Partnership, AFCA-5 and its corporate general partner, AFCA-5 Management Corporation. In addition, AFEH and Eureka each have their own board of directors and executive officers. The executive officers and directors of AFCA-5 Management Corporation, AFEH and Eureka are set forth below. All executive officers and directors serve for terms of one year. All information is as of March 14, 1996.

                         AFCA-5 Management Corporation
                         -----------------------------

                                   Directors
                                   ---------

Name                          Position Held           Position Held Since
--------------------  ------------------------------  -------------------

George H. Krauss      Director/Chairman of the Board                 1994
J. Paul Bagley        Director                                       1987
Charles T. Hagel      Director                                       1994
Thompson H. Rogers    Director                                       1994

                                    Officers
                                    --------

Name                         Position Held           Position Held Since
------------------  -------------------------------  -------------------

George H. Krauss    Chairman of the Board/Secretary                 1995
J. Paul Bagley      President/Treasurer                             1995

                      America First Eureka Holdings, Inc.
                      -----------------------------------

                                   Directors
                                   ---------

Name                          Position Held           Position Held Since
--------------------  ------------------------------  -------------------

George H. Krauss      Director/Chairman of the Board                 1993
J. Paul Bagley        Director                                       1988
Gregory D. Erwin      Director                                       1988
Charles T. Hagel      Director                                       1994
Stephen T. McLin      Director                                       1988
Thompson H. Rogers    Director                                       1994

                                    Officers
                                    --------

Name                             Position Held                Position Held Since
------------------  ----------------------------------------  -------------------

Stephen T. McLin    Chief Executive Officer/President                   1993/1988
Wm Mack Terry       Executive Vice President/Chief Financial
                    Officer                                                  1996


                                   EurekaBank
                                   ----------

                                   Directors
                                   ---------

Name                           Position Held           Position Held Since
---------------------  ------------------------------  -------------------

Stephen T. McLin       Director/Chairman of the Board            1988/1993
J. Paul Bagley         Director                                       1988
David B. Baker         Director                                       1992
George E. Bull, III    Director                                       1996
Mariann Byerwalter     Director                                       1988
Gregory D. Erwin       Director                                       1988
John Lee Guillory      Director                                       1996
George H. Krauss       Director                                       1993
Byron A. Scordelis     Director                                       1988
Wm Mack Terry          Director                                       1992
Michael Thesing        Director                                       1989

                                    Officers
                                    --------

Name                              Position Held              Position Held Since
--------------------  -------------------------------------  -------------------

Byron A. Scordelis    President and Chief Executive Officer                 1988
Peggy Hiraoka         Executive Vice President/                        1991/1988
                      Director of Human Resources
Paul Holmes           Executive Vice President/                             1991
                      Chief Operating Officer
Wm Mack Terry         Executive Vice President/                             1996
                      Chief Financial Officer
Grant Harmon          Senior Vice President/Secretary                       1988

J. Paul Bagley, 53, is the President and CEO of Laidlaw Holdings, Inc. He is also a founding principal of Stone Pine Capital, an investment banking group which owns a controlling interest in Laidlaw. For more than twenty years prior to October 1988, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company Inc. He served in various capacities with Shearson and E.F. Hutton, including Executive Vice President and Director, Managing Director, Head of Direct Investment Origination and Manager of Corporate Finance. Mr. Bagley controls Fiduciary Capital, a U.S. registered investment advisor which provides mezzanine debt and equity capital to corporations. He is also Chairman and CEO of American National Security, which provides security services to commercial and residential customers. Mr. Bagley serves as Chairman of the Board of Directors of Silver Screen Management, Inc. and International Film Investors, Inc., which manage film portfolios with aggregate assets of $1.0 billion.

David B. Baker, 42, is Managing Partner of Moore & Baker, Certified Public Accountants in Walnut Creek, California, serving in that capacity since 1982. Previously, he was an accountant with KPMG Peat Marwick from 1979 to 1982.

George E. Bull, III, 47, is Chairman and Chief Executive Officer of Redwood Trust, Inc. of Mill Valley, California (RWTI-NASDAQ), serving in such capacity since April, 1994. Mr. Bull is also the President of GB Capital, and has served in such capacity since he founded the predecessor of GB Capital in 1983. From 1991 through 1993, Mr. Bull oversaw the management of the $350 million portfolio of commercial real estate investments and the $8 billion securities portfolio of Executive Life Insurance Company on behalf of the California Department of Insurance.

Mariann Byerwalter, 35, is Vice President of Business Affairs and Chief Financial Officer of Stanford University. Ms. Byerwalter was Executive Vice President of AFEH and EurekaBank from 1988 to January 1996. Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996. She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987. She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice President in the bank's Corporate Planning and Development Department, managing several acquisitions and divestitures. During 1986, Ms. Byerwalter managed five divestitures, representing a total purchase price of over $100 million with assets aggregating more than $5.0 billion.

Gregory D. Erwin, 55, is one of the founders and organizers of America First Companies and has been instrumental in the structuring and development of the public investment funds sponsored by affiliates of AFCA-5. Mr. Erwin is an attorney and private investor. He serves as President of Corporation One, a personal holding company which is a limited partner of AFCA-5. Mr. Erwin is the President of Big Red Companies, which has the contract for the Omaha and Lincoln, Nebraska municipal lotteries. From 1974 until 1985, he was a partner of Kutak Rock in Omaha, Nebraska, and previously practiced law with Dewey, Ballantine, Bushby, Palmer and Wood in New York.

John Lee Guillory, 50, is Chairman and Chief Executive Officer of Northridge Group, Inc. of San Francisco, a commercial real estate advisory and management firm, serving in that capacity since 1992. Previously, he held a variety of senior management positions with Grubb & Ellis Company, a real estate management and brokerage company from 1970 to 1991.

Charles T. Hagel, 49, is currently a Republican candidate for the United States Senate in Nebraska. He recently resigned as President of McCarthy & Co. McCarthy & Co. is a privately owned investment banking firm based in Omaha, Nebraska. Mr. Hagel was a Founder, Director and Executive Vice President of VANGUARD Cellular Systems, Inc., a publicly traded corporation, and a Founder and Chairman of Communications Corporation International, LTD, a subsidiary of VANGUARD. He is Chairman of the Board of Directors of American Information Systems. Inc. (AIS), Omaha, Nebraska; serves on the Board of Directors of MTT Corporation, a Hungarian telephone & cable TV company; Board of Trustees of Manville Personal Injury Settlement Trust; Free Enterprise Council, National Federation of Independent Business Foundation; Eisenhower World Affairs Institute; The Fund for Democracy and Development; Advisory Boards of the National D-Day Museum and The German American Business Association; and Board of Trustees of the Constitutional Heritage Institute. He served as Deputy Administrator of the Veterans Administration in the first Reagan Administration.

Grant S. Harmon, 42, has been Senior Vice President, Chief Counsel and Corporate Secretary of Eureka since July 1985. Prior thereto, he was an attorney with the law firm of Collette & Erickson in San Francisco, California from 1979 to 1985.

Peggy Hiraoka, 41, has been Director of Human Resources at Eureka since September 1988. She was promoted to Executive Vice President in March 1991. Previously, she was Vice President and Director of Human Resources of Bank of America from 1973 to 1988.

Paul Holmes, 46, has been Executive Vice President, Chief Operating Officer of Eureka since March 1991. Previously, he was Executive Vice President and Director of Loan Administration of Banc Boston Mortgage Company from December 1987 to March 1991. Prior thereto, he was Senior Manager in charge of the Financial Institutions Operations consulting practice of KPMG Peat Marwick, San Francisco, California from April 1985 to December 1987.

George H. Krauss, 54, is acting general counsel of EurekaBank and is a partner of Kutak Rock, which acts as general counsel for various America First entities. Mr. Krauss has practiced law for approximately 20 years, primarily with respect to federal and state regulation of financial institutions. Mr. Krauss is or has been a principal shareholder of a number of privately owned banks and is a director of Gateway 2000, Inc. Mr. Krauss holds an MBA degree, in addition to his law and undergraduate degrees.

Stephen T. McLin, 49, was an officer of BankAmerica Corporation and various subsidiaries, including Bank of America, from 1974 to 1987. In addition to other positions, he served as Executive Vice President in charge of strategic planning, acquisitions and divestitures and as Chairman of the Board of three venture capital subsidiaries. Mr. McLin was the officer principally responsible for arranging BankAmerica's acquisition of a variety of financial institutions with assets aggregating over $10 billion, as well as for negotiating the sale of different financial institutions with assets aggregating over $7 billion.
During his more than 12 years at Bank America, Mr. McLin was engaged in a wide variety of other types of executive activities relating to financial institution management and operations. Mr. McLin serves as a director of the Charles Schwab Corporation.

Thompson H. Rogers, 42, is a General Partner of Stone Pine Capital Ltd. and Chairman of Laidlaw Holdings Asset Management, Inc. From 1984 through 1987 Mr. Rogers was with FirsTier Banks, a $3.5 billion financial institution based in Omaha, Nebraska. Mr. Rogers organized and managed the bank's Loan Analysis Department. He subsequently became a First Vice President of Corporate Banking. In 1981, Mr. Rogers joined First Commerce Bancshares, Inc., a $1.8 billion bank holding company based in Lincoln, Nebraska. At First Commerce Mr. Rogers assumed audit and credit analysis responsibilities of First Commerce's seven financial institutions. Mr. Rogers joined The Philadelphia Company, a regional wholesale distributor of consumer and commercial products, as Administrative Manager in 1977, advancing to General Manager until his departure in 1981. Mr. Rogers serves on the Board of Directors of Bank of Papillion, a $100 million financial institution in Papillion, Nebraska and Havelock Bank, a $120 million financial institution in Lincoln, Nebraska.

Byron A. Scordelis, 46, has been President and Chief Executive Officer of Eureka since August 1988. Prior to August 1988 he was with Bank of America from 1974, where he served as Director of Strategic Planning for Bank of America's Retail Financial Services of San Francisco. From 1984 to 1987 he was Senior Vice President and Area Manager for the San Jose group. From 1987 to August 1988 he was Senior Vice President and Manager of the 225 branch Bay Area Region.

Wm Mack Terry, 52, assumed the duties of Executive Vice President and Chief Financial Officer of EurekaBank and of AFEH in January 1996. He is Managing Principal of the Monterey Group and of Intercept, which entities have consulted since 1991 on strategy and re-engineering projects for financial service firms. From 1990 to 1991 he was a Senior Manager in the San Francisco consulting
offices of Deloitte & Touche.   From 1986 to 1990, Mr. Terry was a principal of
Tavistock Capital Corporation (a management consulting and merchant banking firm in San Francisco), and was President of Diversified Corporate Loans (an investment banking organization in San Francisco). From 1968 to 1986, Mr. Terry served as Senior Vice President in various BankAmerica operations, including Financial Analysis & Planning, Retail New Product Development, and the Capital Markets Group.

Michael Thesing, 41, has been Vice President and Chief Financial Officer of AFCA-5 since July 1984, and was Vice President and Treasurer of AFEH from 1990 to February 1996. From January 1984 until July 1984 he was employed by various America First entities. Mr. Thesing was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's directors, executive officers, and persons who own more than 10 percent of the Partnership's BUCs, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the Partnership. Executive officers, directors and greater than 10 percent BUC holders are required by SEC regulation to furnish the Partnership with copies of all Section 16(a) reports they file.

The Partnership believes to the best of its knowledge for the year ended December 31, 1995, its executive officers, directors and greater than 10 percent beneficial owners complied with all applicable Section 16(a) filing requirements, except that Michael Thesing, director of Eureka and Vice President and Treasurer of AFEH from 1990 to February 1996, inadvertently did not timely file a year-end report covering 33.7251 BUCs, with a market value of $952.73 as of March 6, 1996, acquired through a dividend reinvestment program during the year ended December 31, 1995. Mr. Thesing submitted his required filing with the SEC on February 20, 1996, six days after the regulatory filing requirement of February 14, 1996. His total ownership at December 31, 1995 was 542.4712 BUCs.

Item 11.  Executive Compensation
          ----------------------

The Partnership is organized as a limited partnership and, accordingly, has no directors and officers. Remuneration paid to AFCA-5 (the general partner of the Partnership) pursuant to the terms of the Partnership's limited partnership agreement during the year ended December 31, 1995, is described in Note 22 of Notes to Consolidated Financial Statements filed in response to Item 8 hereof. The directors and executive officers of AFCA-5 Management Corporation (the corporate general partner of AFCA-5) did not receive any remuneration from the Partnership, and neither AFCA-5 nor AFCA-5 Management Corporation receive any reimbursement from the Partnership for any portion of the salaries of the directors and executive officers of AFCA-5 Management Corporation. Accordingly, no presentation of the compensation of the executive officers and directors of AFCA-5 Management Corporation is included in this report.

The Compensation Committee ("Committee") of EurekaBank's Board of Directors is comprised of two outside directors who are not employees of EurekaBank or any of its subsidiaries. The Committee has overall responsibility for EurekaBank's executive compensation policies and practices. The Committee recommends compensation plans and levels for the five senior officers of EurekaBank to the full Board of Directors; it independently reviews and approves other executive officers' compensation plans and levels, including salary and any payments under bonus plans.


                       COMPENSATION OF EXECUTIVE OFFICERS

The following table shows for fiscal years ending December 31, 1995, 1994, and 1993, certain compensation including salary, bonuses, long-term incentive payments, and certain other compensation paid by AFEH and EurekaBank to the Chief Executive Officer and the four other most highly compensated executive officers of AFEH and EurekaBank at December 31, 1995.

                                                                                                       LONG TERM
                                                            ANNUAL COMPENSATION                     COMPENSATION(1)
                                                 ----------------------------------------      -------------------------
                                                                               OTHER ANN.          LTIP       ALL OTHER
NAME/PRINCIPAL POSITION                 YEAR     SALARY($)    BONUS($)(2)    COMPENSATION($)   PAYOUTS($)(3)  COMP($)(4)
-----------------------                 ----     ---------    -----------    ---------------   -------------  ----------
STEPHEN T. MCLIN......................  1995      385,870      231,588           8,469           29,281       24,457
President & Chief Executive             1994      385,000       29,281          14,493          126,127       12,000
  Officer-America First Eureka          1993      330,833          -0-          28,809           11,320        5,111
  Holdings; Chairman-EurekaBank

BYRON A. SCORDELIS....................  1995      300,000      191,880          13,650           31,374       16,161
President & Chief Executive Officer     1994      298,333       31,373          22,892          189,190       15,851
  EurekaBank                            1993      280,000          -0-          46,472           16,980       10,182

MARIANN BYERWALTER....................  1995      265,112      172,588           7,533           29,281       25,939
Chief Operating Officer-                1994      234,540       54,281          11,609           99,097       14,843
  America First Eureka Holdings;        1993      196,054          -0-          22,782            8,894        5,350
  Executive Vice President and
  Chief Financial Officer-EurekaBank

PAUL HOLMES...........................  1995      175,000       53,960           1,511            5,229       12,000
Executive Vice President and            1994      175,000       40,229           2,455           22,518       10,500
  Chief Operating Officer               1993      175,000       35,000           3,928            2,021        5,538
  EurekaBank

PEGGY HIRAOKA.........................  1995      147,923       53,960           3,931           10,458       11,884
Executive Vice President and            1994      143,446       40,457           4,179           22,518       11,390
  Chief Administrative Officer          1993      141,231       25,000           6,779            2,021        4,374
  EurekaBank

------------------------
1 No stock options, restricted stock grants or stock appreciation rights (SARs) have been made to the listed officers.

2 The amounts disclosed in this column for 1995 include the first cash installment paid for 1995 pursuant to the EurekaBank Long Term Incentive Plan
  (LTIP) and 1995 performance bonuses of $192,500, $150,000, $133,500, $40,000 and $40,000 for Mr. McLin, Mr. Scordelis, Ms. Byerwalter, Mr. Holmes and Ms. Hiraoka, respectively.

3 The amounts disclosed as LTIP Payouts are in connection with EurekaBank's Long
  Term Incentive Plan (LTIP). The amount shown for fiscal 1995 includes the second cash installment paid from the 1994 LTIP. No Beneficial Unit Certificates (BUCs) were distributed in connection with 1995 earnings for the 1993 LTIP. For all officers, the 1993 LTIP award was $0 due to 1993 earnings.

4 The amounts disclosed in this column include employer matching contributions to the officer's 401(k) Savings Plan and the EurekaBank Service Investment Plan, both of which are defined contribution plans, and payment by EurekaBank for supplemental term life insurance premiums for Mr. McLin ($12,486), Mr. Scordelis ($4,161) and supplemental disability insurance for Ms. Byerwalter ($4,441). The value of future premiums for this supplemental insurance are contingent upon continued employment and is therefore not included. EurekaBank did not pay for supplemental term life or supplemental disability insurance for Mr. Holmes or Ms. Hiraoka. In October, the Committee voted to provide Ms. Byerwalter with a one-time cash payment of $5,000, grossed-up for tax purposes, to offset losses in benefits under the frozen EurekaBank Retirement Plan.

                    LONG-TERM INCENTIVE PLAN AWARDS IN 1995

Nine eligible EurekaBank senior officers receive payment under the Eureka Long Term Incentive Plan ("LTIP") based on net revenue above an ROE threshold. The LTIP requires minimum Return on Equity ("ROE") thresholds to be met on a one, two and three-year basis for full payment to be received. 50% of the payment is made in deferred Beneficial Unit Certificates. The Committee believes that this risk/reward design is ultimately in the best interest of the shareholders, assuring that executive pay will be closely correlated with both share price and EurekaBank's financial results over time.

EXECUTIVE COMPENSATION PROGRAM

The executive cash compensation program for AFEH and EurekaBank contains three elements: base salary, the annual bonus plan and the LTIP. Base salaries are established at levels which, based on an independent study conducted by an outside consultant, are between the 50th and 75th percentile for a peer group of similar banks and thrifts. The LTIP was implemented in 1989 and subsequently modified in 1991. The purpose of the LTIP is to ensure a consistent focus on maximizing the Bank's LONGER-TERM financial performance by linking annual payments to one-year, two-year, and three-year performance results. LTIP units are granted each year and performance is measured after one year, at which time 25% of the earned award is paid, with the remainder deferred. These deferred awards are subject to forfeiture if EurekaBank's financial performance does not meet minimum ROE thresholds established in the LTIP. The Committee reviews the effects of the executive compensation program including the LTIP, LTIP grants and annual bonuses in light of the Bank's performance and the LTIP objectives to ensure the program continues to meet the Committee's compensation philosophy. Based on the overall results achieved for fiscal 1995, all five executives participated in the LTIP and received annual performance bonuses of 22% to 50% of base salary.

Each year, the prior year's LTIP award is earned based on the extent to which the Bank's net income exceeds a pre-established ROE threshold. Earned awards represent a percentage of net income in excess of the pre-established threshold. No award is earned if the Bank's ROE is below the pre-established threshold. Twenty-five percent of the earned award is paid in cash following the release of audited financial statements for the subject year. An additional 25% is paid in cash one year later, but only if the Bank's ROE for the preceding year exceeds a pre-established level. The remaining 50% of the total LTIP award is paid in the form of deferred Beneficial Unit Certificates ("BUCs") which link executives directly to share price, and which are paid free of restrictions two years after the end of the plan year, only if the Bank's average ROE exceeds a pre-established ROE level.

Executives participating in the LTIP are paid dividends on deferred BUCs. In addition, the LTIP contains a provision which allows for participation in the excess of the sales price over the book value in the event of a sale of EurekaBank.

LTIP AWARDS FOR 1995 PERFORMANCE

Based on the ROE minimum threshold established in the LTIP, executives earned LTIP awards in connection with 1995 performance. There was no LTIP award earned for 1993 performance based on 1993 ROE, therefore, there was no BUC distribution from 1993. The effect of 1993's results continues to impact overall performance-based compensation for the listed executives. The Committee concluded that the LTIP appropriately adjusted 1993 total cash compensation against 1993 financial results for EurekaBank and AFEH.

During 1995, Stephen T. McLin, the Chief Executive Officer and the highest paid officer of AFEH, received a base salary, annual bonus and a payout under the LTIP. Mr. McLin's base salary was $385,870, unchanged from 1994. The annual bonus for Mr. McLin was $192,500 which reflected the outstanding results for the year. The LTIP payout for 1995 included a cash payment of $39,088 for 1995 performance, $29,281 in connection with 1994 performance and $0 of deferred BUCs distributed in connection with 1993 performance. Mr. McLin received dividend payments in the amount of $8,469 in connection with the 1994 deferred BUCs.

The following information is furnished for the year ended December 31, 1995, with respect to the Chief Executive Officer of America First Eureka Holdings
(AFEH) and each of the four other most highly compensated executive officers of AFEH and EurekaBank for awards under the 1995 EurekaBank Long Term Incentive Plan (LTIP).

                                                    ESTIMATED FUTURE PAYOUTS UNDER
                                                      NON-STOCK PRICE-BASED PLANS
                       NO. OF SHARES    ------------------------------------------------------
                         UNITS OR       PERIOD UNTIL
NAME                  OTHER RIGHTS(1)   MATURATION(2)  THRESHOLD(3)  TARGET($)(4)   MAXIMUM(5)
----                  ---------------   -------------  ------------  ------------   ----------
Stephen T. McLin....      14.0          12-31-97          -0-          156,352

Byron A. Scordelis..      15.0          12-31-97          -0-          167,520

Mariann Byerwalter..      14.0          12-31-97          -0-          156,352

Paul Holmes.........       5.0          12-31-97          -0-           55,840

Peggy Hiraoka.......       5.0          12-31-97          -0-           55,840

_____________
(1) This column reflects the LTIP units granted for 1995 in accordance with the plan as included as an exhibit to the Partnership's annual report on Form 10-k for the year ended December 31, 1991.

(2) The dates in this column reflect the point at which the last of the 1995 LTIP payments is made. The first installment of the 1995 LTIP (1/4 of the total award) was made in cash and is already reflected in the Annual Compensation Chart. The remainder of the award is deferred and subject to forfeiture, in whole or in part, under the terms of the LTIP if certain performance thresholds are not achieved during the two year period following 1995.

(3)  See footnote 2 above.

(4) The amount shown under "Target" represents the total LTIP award for 1995. The first installment of the 1995 LTIP (1/4 of the total award) was made in cash and is already reflected in the Annual Compensation Chart. The remainder of the award is deferred and subject to forfeiture, in whole or in part, if certain performance thresholds established under the LTIP are not achieved during the two year period following 1995. 50% of the deferred award is paid in BUCs, the value of which may increase or decrease depending upon the price of BUCs at the time they are awarded.

(5) This column is not applicable to the EurekaBank LTIP.


                           EUREKABANK RETIREMENT PLAN


As of December 31, 1993, the EurekaBank Retirement Plan, EurekaBank's pension plan, was frozen. As of the date of the freeze, all benefits earned through that date were 100% vested on behalf of the named executive. The pension benefits were based on gross annual compensation up to the $200,000 compensation limit (indexed annually pursuant to IRC sections 401(a)(17), 404(l), 408(k)) including base salary, certain cash bonuses and cash payments from the LTIP.
For Mr. McLin and Ms. Byerwalter, the vested benefit only considers such amounts paid by EurekaBank and excludes any amounts paid by AFEH.

The annual benefits payable upon retirement at age 65, based on a single life annuity under the vested and frozen benefits under the EurekaBank Retirement Plan as of December 31, 1995 for each of the named executives were as follows:
Stephen T. Mclin $17,648; Byron Scordelis $21,705; Mariann Byerwalter $5,746; Paul Holmes $10,852; and Peggy Hiraoka $14,125.

                        EMPLOYMENT SEVERANCE AGREEMENTS

In the event of an involuntary termination for other than cause, Messrs. Scordelis and McLin and Ms. Byerwalter would receive severance payments equal to their annual base salary. These severance payments will not be payable in the event of a sale of EurekaBank or AFEH, regardless of whether the executives are terminated by the buyer other than for cause. No other employment agreements or severance arrangements exist for the executive officers included in the compensation table.


                            DIRECTORS' COMPENSATION

Director's compensation in 1995 was paid only to Messrs. Baker, Krauss and Terry. Each of these directors received a $15,000 annual Board retainer and a $1,000 per meeting fee. In addition, Messrs. Baker and Terry constituted the Audit Committee of the Board and received a retainer of $3,000, and a $1,000 per meeting fee in connection with the Audit Committee. Mr. Baker received an additional $1,000 annual retainer for his role as Audit Committee Chairman. Mr. Terry received a fee of $1,000 per month for his role as Chairman of the Asset Liability Committee which meets a minimum of once a month. Messrs. Baker, Krauss and Terry also received an annual grant of 100 BUCs each for service in 1995. On January 24, 1996, Mr. Terry was appointed Executive Vice President and Chief Financial Officer of EurekaBank and as of that date no longer received remuneration specific to his services on the Board.



          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee ( the "Committee") of the Board of Directors includes Mr. Bagley and Mr. Krauss. Mr. Krauss is an officer of America First Eureka Holdings, Inc. (AFEH). AFEH and America First Service Corp., an affiliate of AFCA-5, have entered into a licensing agreement through which America First Service Corp. provides services to AFEH and EurekaBank, including: earnings improvement studies, management enhancement programs, development of marketing programs, product development and similar business, economic and financial advice and consultation. Pursuant to the licensing agreement, AFEH is committed to pay America First Service Corp. an annual fee equal to 0.5% of the total of Eureka's interest income and other income without deduction for interest and other expenses. During 1995, 1994 and 1993, $863,793, $761,963 and $863,993,
respectively, of the annual fee had been paid or accrued. AFEH may also reimburse America First Service Corp. for certain accountable expenses.
However, no reimbursements were made in 1995, 1994 or 1993.

Mr. McLin, executive officer and director of AFEH and Eureka, and Ms. Byerwalter, a former executive officer and director of AFEH and a current director of Eureka, were paid compensation based upon the profit performance of AFCA-5 and America First Service Corp. Messrs. Bagley, McLin and Erwin are shareholders of America First Service Corp. and Mr. McLin is a director of America First Service Corp.

The Committee determines Mr. McLin's compensation and, upon recommendation of the Chief Executive Officer, reviews and approves all executive officers' compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

  (a) No person is known by the Partnership to own beneficially more than 5% of its BUCs.

  (b) The following table sets forth the number of BUCs beneficially owned by directors and executive officers, individual and as a group, of AFEH and Eureka as of March 12, 1996, unless otherwise indicated:


                                                  Amount and Nature              Percent
         Name                                of Beneficial Ownership/(1)/       of Class
         ----                                ----------------------------       ---------

          J. Paul Bagley                           100 BUCs                        *
          David B. Baker                           400 BUCs/(7)/                   *
          Mariann Byerwalter                    10,464 BUCs/(2)/                   *
          Gregory D. Erwin                                     -                   *
          Peggy Hiraoka Fitzgerald               1,133 BUCs/(3)/                   *
          Charles T. Hagel                                     -                   *
          Paul Holmes                            1,133 BUCs/(4)/                   *
          George H. Krauss                       5,200 BUCs/(8)/                   *
          Stephen T. McLin                      19,438 BUCs/(5)/                   *
          Thompson H. Rogers                                   -                   *
          Byron A. Scordelis                    29,082 BUCs/(6)/                   *
          Wm Mack Terry                            400 BUCs/(7)/                   *
          Michael Thesing                     542.4712 BUCs/(9)/                   *

          All directors and executive
            officers as a group
            (13 persons)                      67,892.4712 BUCs                  1.13%

  (c) Under the Capital Maintenance Agreement, dated May 27, 1988, among the FDIC, the Partnership, AFEH, Eureka and certain of their affiliates, FDIC may take control of Eureka in the event there is a breach of such agreement, including the failure to maintain minimum capital. The Partnership is not aware of any other arrangement the operation of which may, at any subsequent date, result in a change in control of the Partnership, AFEH or Eureka.

----------
       *   Less than 1% of class.
       (1) Each of the named persons owns BUCs directly and has sole voting and investment power with respect to the BUCs unless otherwise indicated.
       (2) Excludes BUCs credited under the Long-Term Incentive Compensation Plan of EurekaBank (the "Plan") of 2,827 and 2,748 to be distributed in 1997 and 1998, respectively.
       (3) Excludes BUCs credited under the Plan of 1,009 and 981 to be distributed in 1997 and 1998, respectively.
       (4) Excludes BUCs credited under the Plan of 504 and 981 to be distributed in 1997 and 1998, respectively.
       (5) Excludes BUCs credited under the Plan of 2,827 and 2,748 to be distributed in 1997 and 1998, respectively.
       (6) Excludes BUCs credited under the Plan of 3,029 and 2,945 to be distributed in 1997 and 1998, respectively.
       (7) 100 shares issued as director's compensation in each of March 1993, March 1994, February 1995 and March 1996.
       (8) Includes 100 shares issued as director's compensation in 1995.
       (9) Mr. Thesing shares voting power with wife with respect to all BUCs.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

The general partners of AFCA-5 are Michael Yanney and AFCA-5 Management Corporation whose sole shareholder is Mr. Yanney. The limited partners of AFCA-5 include Paul Bagley, Gregory Erwin, Corporation One, whose sole shareholder is Mr. Erwin and Yanney Holdings Inc., whose sole shareholder is Mr. Yanney. Messrs. Erwin and Bagley also serve as directors of Eureka and AFEH.

Except as described herein, neither the Partnership, AFEH nor Eureka is a party to any transaction or proposed transaction with any person who is (i) a director or executive officer of AFCA-5 Management Corporation, AFEH or Eureka or any general partner of AFCA-5, (ii) a nominee for election as a director of AFCA-5 Management Corporation, AFEH or Eureka, (iii) an owner of more than 5% of the BUCs or (iv) a member of the immediate family of any of the foregoing persons.

During 1995, the Partnership or AFEH paid or reimbursed AFCA-5 for certain costs and expenses incurred in connection with the operation of the Partnership, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 22 to Notes to Consolidated Financial Statements filed in response to Item 8 hereof for a description of these costs and expenses. In addition, during 1995, the Partnership or Eureka paid legal fees to Kutak Rock, a law firm in which Mr. Krauss is a partner.

AFEH and America First Service Corp., an affiliate of AFCA-5, have entered into a licensing agreement through which America First Service Corp. provides services to AFEH and Eureka, including: earnings improvement studies, management enhancement programs, development of marketing programs, product development and similar business, economic and financial advice and consultation. Pursuant to the licensing agreement, AFEH is committed to pay America First Service Corp. an annual fee equal to 0.5% of the total of Eureka's interest income and other income without deduction for interest and other expenses. During 1995, 1994 and 1993, $863,793, $761,963 and $863,993, respectively, of the annual fee had been paid or accrued. AFEH may also reimburse America First Service Corp. for certain accountable expenses. However, no reimbursements were made in 1995, 1994 or 1993.

Mr. Stephen T. McLin, executive officer and director of AFEH and Eureka, and Mariann Byerwalter, a former executive officer and director of AFEH and current director of Eureka, were paid compensation based upon the profit performance of AFCA-5 and America First Service Corp. Messrs. McLin, Erwin and Bagley are shareholders of America First Service Corp., and Mr. McLin is a director of America First Service Corp.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.
          ------------------------------------------------------------------

 (a)  The following documents are filed as part of this report:

      1. FINANCIAL STATEMENTS. The following consolidated financial statements of the Partnership and subsidiaries are included in response to Item 8 of this report:

         Report of Independent Certified Public Accountants dated
         February 9, 1996.

         Consolidated Balance Sheets at December 31, 1995 and 1994.

         Consolidated Statements of Income for the years ended
         December 31, 1995, 1994 and 1993.

         Consolidated Statements of Partners' Capital for the years ended December 31, 1995, 1994 and 1993.

         Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

         Notes to Consolidated Financial Statements.

      2. FINANCIAL STATEMENT SCHEDULES. All financial information required by Regulation S-X, with regard to financial statement schedules, is included in the financial statements discussed in Item 14(a)(1).

      3. EXHIBITS. The following exhibits were filed as required by Regulation S-K:

         3. Articles of Incorporation and Bylaws of America First Fiduciary Corporation Number Nine (incorporated herein by reference to Amendment No. 3 to the Registration Statement on Form S-11 filed March 31, 1987 with the Securities and Exchange Commission by America First Financial Funds (Commission File No. 33-10286)).

         4(a). Amended and Restated Limited Partnership Agreement dated June 30, 1987 (incorporated herein by reference to Form 10-K dated December 31, 1987 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Financial Fund 1987-A Limited Partnership (Commission File No. 0-16918)).

         4(b). Form of Certificate of Beneficial Unit Certificate (incorporated herein by reference to Amendment No. 3 to the Registration Statement on Form S-11 filed March 31, 1987 with the Securities and Exchange Commission by America First Financial Fund 1987-A Limited Partnership (Commission File No. 33-10286)).

         10(a). Custody Agreement dated August 3, 1987 (incorporated herein by reference to Form 10-K dated December 31, 1987 filed pursuant to
                Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Financial Fund 1987-A Limited Partnership (Commission File No. 0-16918)).

         10(b). Agreement between America First Capital Associates Limited
                Partnership Five and Stephen McLin (incorporated herein by reference to Amendment No. 3 to the Registration Statement on Form S-11 filed March 31, 1987 with the Securities and Exchange Commission by America First Financial Fund 1987-A Limited Partnership (Commission File No. 33-10286)).

         10(c). Assistance Agreement dated May 27, 1988 (incorporated herein by reference to Form 8 filed September 15, 1988 pursuant to Section 13 or 15(d) of the Securities Exchange Act by America First Financial Fund 1987-A Limited Partnership (Commission File No. 0-16918)).

         10(d). Assignment Agreement dated May 27, 1988 (incorporated herein by reference to Form 10-K dated December 31, 1988, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Financial Fund 1987-A Limited Partnership (Commission File No. 0-16918)).

         10(e). Capital Maintenance Agreement dated May 27, 1988 (incorporated herein by reference to Form 10-K dated December 31, 1988, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Financial Fund 1987-A Limited Partnership (Commission File No. 0-16918)).

         10(f). Asset Purchase Agreement dated May 27, 1988 (incorporated herein by reference to Form 10-K dated December 31, 1988, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Financial Fund 1987-A Limited Partnership (Commission File No. 0-16918)).

         10(g). Employment Agreement between America First Holdings, Inc. (now
                America First Eureka Holdings, Inc.) and Stephen T. McLin dated January 24, 1989 (incorporated herein by reference to Form 10-K dated December 31, 1988, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Financial Fund 1987-A Limited Partnership (Commission File No. 0-16918)).

         10(h) Employment Agreement between America First Holdings, Inc. (now America First Eureka Holdings, Inc.) and Mariann Byerwalter dated January 24, 1989 (incorporated herein by reference to Form 10-K dated December 31, 1988, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Financial Fund 1987-A Limited Partnership (Commission File No. 0-16918)). Ms. Byerwalter resigned as an executive officer of America First Eureka Holdings, Inc. in January 1996.

         10(i). Long-Term Incentive Compensation Plan of EurekaBank (as amended and restated effective January 1, 1991) (incorporated herein by reference to Form 10-Q dated August 13, 1991, filed pursuant to
                Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Financial Fund 1987-A Limited Partnership (Commission File No. 0-16918)).

         25.    Power of Attorney.

 (b) The Partnership did not file any Current Reports on Form 8-K during the fourth quarter of 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERICA FIRST FINANCIAL FUND
                                     1987-A LIMITED PARTNERSHIP

                                     By America First Capital
                                       Associates Limited
                                       Partnership Five, General
                                       Partner of the Registrant

                                     By AFCA-5 Management Corporation,
                                       General Partner of America
                                       First Capital Associates
                                       Limited Partnership Five


                                     By /s/ George H. Krauss
                                        --------------------------------------
Date:  March 21, 1996                   George H. Krauss, Chairman of the
                                        Board of Directors and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 21, 1996                By /s/ George H. Krauss
                                        --------------------------------------
                                        George H. Krauss, Chairman of the Board
                                        of Directors and Secretary (Principal
                                        Executive Officer)

Date:  March 21, 1996                By /s/ J. Paul Bagley                   *
                                        --------------------------------------
                                        J. Paul Bagley, Director, President and
                                        Treasurer (Principal Financial Officer)

Date: March 21, 1996                 By /s/ Thompson H. Rogers               *
                                        --------------------------------------
                                        Thompson H. Rogers, Director


*By:  George H. Krauss               By
       Attorney-in-Fact                 ______________________________________
                                        Charles T. Hagel, Director

By /s/ George H. Krauss
   --------------------------
  George H. Krauss

                          Independent Auditors' Report
                          ----------------------------



To the Partners
America First Financial Fund 1987-A Limited Partnership:

We have audited the accompanying consolidated balance sheets of America First Financial Fund 1987-A Limited Partnership and Subsidiary (the "Partnership") as of December 31, 1995 and 1994 and the related consolidated statements of income, partners' capital and cash flows for each of the years in the three year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America First Financial Fund 1987-A Limited Partnership and Subsidiary as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1995 in conformity with generally accepted accounting principles.



KPMG Peat Marwick, LLP



San Francisco, California
February 9, 1996

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                          Consolidated Balance Sheets
                           December 31, 1995 and 1994


                                                               1995             1994
                                                          ---------------  ---------------
ASSETS
 Cash and amounts due from depository institutions         $   27,115,665   $   23,861,654
 Federal funds sold                                            24,700,000       38,000,000
 Securities purchased under agreements to resell               20,500,000        5,700,000
 Investments held to maturity                                  39,995,619       39,990,607
 Mortgage-backed securities, net
  Held to maturity                                            763,770,159      737,896,536
  Available for sale                                           52,031,990       53,004,210
 Loans receivable, net                                      1,431,180,207    1,432,997,028
 Loans held for sale                                              403,000          151,500
 Accrued interest receivable                                   13,500,436       11,624,961
 Premises and equipment, net                                    9,535,178       10,638,292
 Federal Home Loan Bank stock, at cost                         21,508,600       20,460,600
 Real estate held for sale or investment, net                   2,385,712        4,653,517
 Real estate owned, net                                         2,542,684        4,964,934
 Other assets                                                   7,784,114        9,633,418
                                                           --------------   --------------
 Total Assets                                              $2,416,953,364   $2,393,577,257
                                                           ==============   ==============

LIABILITIES AND PARTNERS' CAPITAL
 Customer deposits                                         $1,704,466,523   $1,696,291,789
 Securities sold under agreements to repurchase               206,856,000      462,485,000
 Other borrowings                                             310,087,421       50,278,000
 Distributions payable                                          2,436,725        2,436,725
 Other liabilities and accrued expenses                        21,433,023       23,880,176
                                                           --------------   --------------
  Total Liabilities                                         2,245,279,692    2,235,371,690

 Redeemable Preferred Stock; Series A, no par value:
  200,000 shares issued; $20 million liquidation value         15,541,988       13,610,226

Partners' Capital
  General Partner                                               4,883,801        2,772,295
  Beneficial Unit Certificate (BUC) Holders;
   6,010,589 BUCs authorized, issued and outstanding          151,247,883      141,823,046
                                                           --------------   --------------
 Total Partners' Capital                                      156,131,684      144,595,341
                                                           --------------   --------------

 Total Liabilities and Partners' Capital                   $2,416,953,364   $2,393,577,257
                                                           ==============   ==============

The accompanying notes are an integral part of the consolidated financial statements.

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                       Consolidated Statements of Income
              For the Years Ended December 31, 1995, 1994 and 1993

                                                       1995          1994           1993
                                                   ------------  -------------  -------------
INTEREST INCOME:
 Interest and fees on loans                        $105,198,541  $ 93,389,879   $103,386,428
 Interest on mortgage-backed securities              53,818,218    38,820,300     34,932,304
 Interest and dividends on investments                4,622,933     3,858,559      4,537,031
                                                   ------------  ------------   ------------
  Interest income before FDIC assistance            163,639,692   136,068,738    142,855,763
 FDIC assistance, net                                         -             -       (267,610)
                                                   ------------  ------------   ------------
   Total interest income                            163,639,692   136,068,738    142,588,153
                                                   ------------  ------------   ------------
INTEREST EXPENSE:
 Interest on customer deposits                       75,771,695    63,799,338     70,978,095
 Interest on other borrowings                        31,830,371    20,393,786     15,191,799
                                                   ------------  ------------   ------------
   Total interest expense                           107,602,066    84,193,124     86,169,894
                                                   ------------  ------------   ------------
  NET INTEREST INCOME BEFORE
   PROVISION FOR LOAN LOSSES                         56,037,626    51,875,614     56,418,259
 Provision for loan losses                              792,167     1,245,426      2,508,610
                                                   ------------  ------------   ------------
  NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                         55,245,459    50,630,188     53,909,649
                                                   ------------  ------------   ------------
NON-INTEREST INCOME:
 Deposit related fees                                 2,157,031     2,148,165      2,164,849
 Loan related fees                                    1,600,711     1,929,482      2,322,651
 Gain on disposition of loans, net                       67,486       116,917      1,866,082
 Gain on sale of investments                                  -             -      1,924,475
 Other                                                5,597,822     5,796,438      6,142,744
                                                   ------------  ------------   ------------
   Total non-interest income                          9,423,050     9,991,002     14,420,801
                                                   ------------  ------------   ------------
NON-INTEREST EXPENSE:
 Compensation and benefits                           19,867,210    21,381,911     20,732,291
 Occupancy and equipment                              8,918,000    10,202,541      9,276,002
 FDIC premiums and special assessments                4,210,068     4,287,965      3,616,600
 Professional services                                  892,753     1,092,134        714,459
 Advertising and promotion                            1,285,209     1,569,031      1,807,792
 Provision for loss (recovery) on interest rate
  exchange agreements                                 1,934,000    (4,274,000)    20,414,000
 Other                                               10,326,151    11,169,286     11,561,444
                                                   ------------  ------------   ------------
   Total non-interest expense                        47,433,391    45,428,868     68,122,588
                                                   ------------  ------------   ------------

INCOME BEFORE INCOME TAXES                           17,235,118    15,192,322        207,862
 Provision for income taxes                                   -             -              -
                                                   ------------  ------------   ------------
NET INCOME                                         $ 17,235,118  $ 15,192,322   $    207,862
                                                   ============  ============   ============

NET INCOME (LOSS) ALLOCATED TO:
  General Partner                                  $  1,431,837  $  1,023,278   $ (1,967,050)
  BUC Holders                                        15,803,281    14,169,044      2,174,912
                                                   ------------  ------------   ------------
                                                   $ 17,235,118  $ 15,192,322   $    207,862
                                                   ============  ============   ============

NET INCOME PER BENEFICIAL UNIT CERTIFICATE              $2.6292       $2.3573         $.3618
                                                   ============  ============   ============

DIVIDEND PER BENEFICIAL UNIT CERTIFICATE                $1.6000       $1.6000        $1.6000
                                                   ============  ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

     AMERICA FIRST FINANCIAL FUND L987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                  Consolidated Statements of Partners' Capital
              For the Years Ended December 31, 1995, 1994 and 1993

                                                              Beneficial Unit
                                                    General     Certificate
                                                    Partner       Holders         Total
                                                 ------------   ------------   ------------
Balance at December 31, 1992                      $ 4,771,533   $ 47,862,384   $152,633,917

  Net income                                       (1,967,050)     2,174,912        207,862

  Cash distributions paid or accrued                 (138,158)    (9,616,942)    (9,755,100)

  Direct credits:
    Net unrealized gains on mortgage-backed
      securities available for sale                   231,071        924,284      1,155,355

    Pension plan additional minimum liability        (198,597)      (794,390)      (992,987)
                                                 ------------   ------------   ------------
Balance at December 31, 1993                        2,698,799    140,550,248    143,249,047

  Net income                                        1,023,278     14,169,044     15,192,322

  Cash distributions paid or accrued                 (129,956)    (9,616,943)    (9,746,899)

  Direct (charges):
    Net unrealized (losses) on mortgage-backed
      securities available for sale                (1,018,423)    (4,073,693)    (5,092,116)

   Reduction in pension plan additional
     minimum liability                                198,597        794,390        992,987
                                                 ------------   ------------   ------------
Balance at December 31, 1994                        2,772,295    141,823,046    144,595,341

  Net income                                        1,431,837     15,803,281     17,235,118

  Cash distributions paid or accrued                 (129,956)    (9,616,944)    (9,746,900)

  Direct credits:
    Net unrealized gains on mortgage-backed
      securities available for sale                   809,625      3,238,500      4,048,125
                                                 ------------   ------------   ------------
Balance at December 31, 1995                       $4,883,801   $151,247,883   $156,131,684
                                                 ============   ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1995, 1994 and 1993

                                                                                      1995            1994            1993
                                                                                 --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $  17,235,118   $  15,192,322   $     207,862
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Amortization of:
  Investments and mortgage-backed securities net premium                               750,750       1,680,788       1,061,653
  Loan discount                                                                     (1,561,551)       (570,908)     (2,986,866)
  Intangibles                                                                        1,339,968       1,339,968       1,266,301
 Proceeds from sales of loans originated and held for sale                           6,663,136      26,752,608     118,948,391
 Originations of loans held for sale                                                (6,847,150)    (21,794,663)   (115,906,168)
 Gain on sale of investment securities                                                       -               -      (1,924,475)
 Gain on disposition of mortgage loans held for sale                                   (67,486)       (116,917)     (1,866,082)
 Provision for loan losses                                                             792,167       1,245,426       2,508,610
 Provision for loss (recovery) on interest rate exchange agreements                  1,934,000      (4,274,000)     20,414,000
 Decrease (increase) in accrued interest receivable                                 (1,875,475)       (749,296)      1,819,190
 Increase in accrued interest payable                                                   35,819         836,002       2,723,693
 Depreciation and amortization of premises and equipment                             1,992,602       2,267,528       1,982,778
 Decrease (increase) in other assets                                                    (7,694)        776,538      (1,412,004)
 Decrease in other liabilities                                                      (4,416,974)     (7,250,684)     (7,868,758)
 Other, net                                                                            169,587          97,010        (121,092)
                                                                                 -------------   -------------   -------------
Total adjustments                                                                   (1,098,301)        239,400      18,639,171
                                                                                 -------------   -------------   -------------
 Net cash provided by operating activities                                          16,136,817      15,431,722      18,847,033
                                                                                 -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Loans originated and held for investment                                         (173,904,913)   (193,703,056)   (324,853,220)
 Purchases of investment securities                                                          -     (42,985,937)              -
 Purchases of mortgage-backed securities                                          (164,910,329)   (308,058,444)   (194,468,817)
 Purchases of real estate loans                                                    (92,708,721)    (59,085,893)   (229,201,334)
 Purchases of premises and equipment                                                  (888,399)       (647,430)     (2,130,592)
 Purchases of Federal Home Loan Bank stock                                                   -               -      (3,013,800)
 Principal payments on mortgage-backed securities                                  143,301,289     139,993,688     133,290,018
 Principal payments on loans                                                       252,000,718     354,018,354     598,520,013
 Proceeds from the maturities of investment securities                               3,000,000      10,000,000               -
 Proceeds from sales of investment securities                                                -               -      42,936,807
 Proceeds from sales of Federal Home Loan Bank stock                                         -       1,781,400               -
 Proceeds from sales of real estate held for sale                                    1,684,273       6,578,798               -
 Proceeds from sales of real estate owned                                            7,437,436       9,613,520       3,394,480
 Proceeds from sale of consumer loans                                               12,959,309               -               -
 Cash reimbursed from FDIC                                                                   -               -      13,672,777
 Other, net                                                                          1,038,273          10,537        (496,040)
                                                                                 -------------   -------------   -------------
Net cash provided by (used in) investing activities                                (10,991,064)    (82,484,463)     37,650,292
                                                                                 -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in checking and savings accounts                            3,057,789     (62,699,060)    (23,459,761)
 Proceeds from issuance of certificates of deposit                                 249,059,945     253,849,560     187,830,922
 Deposits acquired through branch acquisitions                                               -               -     176,262,631
 Payments for maturing or early withdrawal of certificates of deposit             (243,943,000)   (208,066,076)   (362,860,401)
 Net increase (decrease) in short-term repurchase agreements and dollar rolls     (255,629,000)     45,898,000      51,496,624
 Increase (decrease) in Federal Home Loan Bank advances                            259,809,424      25,000,000     (60,000,000)
 Capital distributions                                                              (9,746,900)     (9,746,899)     (9,746,898)
                                                                                 -------------   -------------   -------------
Net cash provided by (used in) financing activities                                  2,608,258      44,235,525     (40,476,883)
                                                                                 -------------   -------------   -------------
Net increase (decrease) in cash and cash equivalents                                 7,754,011     (22,817,216)     16,020,442
Cash and cash equivalents at beginning of period                                    64,561,654      87,378,870      71,358,428
                                                                                 -------------   -------------   -------------
Cash and cash equivalents at end of period                                       $  72,315,665   $  64,561,654   $  87,378,870
                                                                                 =============   =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non cash investing and financing activities:
 Additions to real estate acquired through foreclosure                           $   4,768,326   $   8,049,862   $   6,249,533
 Additions to real estate and loans acquired through the expiration
  of the Assistance Agreement                                                    $           -   $           -   $   6,722,747
 Loans made to facilitate the sale of real estate                                $  11,900,420   $   7,466,061   $           -
Cash paid for interest (including interest credited)                             $ 106,055,610   $  82,125,135   $  82,907,642
Cash paid for alternative income and minimum franchise taxes                     $     445,000   $     149,000   $      389,00


The accompanying notes are an integral part of the consolidated financial statements.

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        December 31, 1995, 1994 and 1993

1. Organization
   ------------

   (A) Partnership Formation
       ---------------------

       America First Financial Fund 1987-A Limited Partnership (the "Partnership") was formed on April 14, 1987 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring one or more federally insured financial institutions through supervisory assisted acquisitions. The Partnership formed a subsidiary corporation, America First Eureka Holdings, Inc. ("AFEH") for the purpose of owning and managing one or more acquired financial institutions. AFEH acquired EurekaBank ("Eureka") on May 27, 1988 (the "Acquisition"). The Partnership will terminate on December 31, 2036, unless terminated earlier under the provisions of the Partnership Agreement. The general partner of the Partnership is America First Capital Associates Limited Partnership Five ("AFCA-5") whose managing general partner is AFCA-5 Management Corporation.

   (B) Partnership Income, Expenses and Cash Distributions
       ---------------------------------------------------

       The Partnership Agreement contains provisions for the distribution of Distributable Cash and Net Sales Proceeds, as defined by the Partnership Agreement, and for the allocation of income and loss from operations for both tax and financial reporting purposes among AFCA-5 and the BUC holders.

       Cash distributions are presently made on a quarterly basis but may be made monthly or semiannually if AFCA-5 so elects. The cash distributions included in the consolidated financial statements represent the actual cash distributions made through December 31, 1995 or accrued at December 31, 1995 for payment on January 31, 1996. Effective April 1992, the Partnership elected to pay quarterly distributions at an annualized rate of $1.60 per BUC.

2. Summary of Significant Accounting Policies
   ------------------------------------------

   (A) Principles of Accounting and Consolidation
       ------------------------------------------

       The consolidated financial statements of the Partnership include the accounts of the Partnership, AFEH (its wholly owned subsidiary) and AFEH's wholly owned subsidiary, Eureka and its subsidiaries. The consolidated financial statements are prepared on the accrual method of accounting in accordance with generally accepted accounting principles ("GAAP") and industry practices applicable to savings and loan associations. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ from those estimates. All significant intercompany transactions have been eliminated. Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the current consolidated financial statement presentation.

   (B) Cash and Cash Equivalents
       -------------------------

       The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. These include cash and amounts due from depository institutions, federal funds sold and securities purchased under agreements to resell.

   (C) Investments and Mortgage-Backed Securities
       ------------------------------------------

       Investments and mortgage-backed securities, other than securities available for sale, are carried at amortized cost. Premiums and discounts are amortized or accreted as an adjustment of yield using a method that approximates the interest method over the term of each security, adjusted for actual and anticipated prepayments. These investments are carried at cost because management intends and has the ability to hold them to maturity. Gains or losses on sales of securities are recognized at the time of sale using the specific identification method. Interest and dividends on investments include interest on investments, the amortization and accretion of related premiums and discounts, and dividends on Federal Home Loan Bank ("FHLB") stock.

       The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on December 31, 1993. The adoption of SFAS No. 115 did not have a material effect on the Partnership's financial statements.

   (D) Loans Receivable
       ----------------

       Loans receivable originated subsequent to Eureka's acquisition by AFEH are stated at the unpaid principal balance. Loans receivable held by Eureka at Acquisition were stated at unpaid principal balance discounted to the fair market value at the date of Acquisition. The Acquisition fair market value discount is being amortized

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

       as an adjustment of yield using a method that approximates the interest method over the expected lives of the underlying mortgage loans adjusted for actual and anticipated prepayments. Loans receivable is shown net of deferred loan origination fees, premiums, unearned discounts and the allowance for losses. Management intends and has the ability to hold until maturity all loans which are not designated as held for sale. If a decision is made to dispose of loans held at cost or should the Partnership become unable to hold loans until maturity, they would be reclassified to held for sale at the lower of amortized cost or market value.

           All non-refundable loan origination fees, net of certain direct loan origination costs, are deferred and accreted or amortized, using the interest method over the term of the loan or until the loan is sold. Interest is not accrued on loans which are 90 days or more delinquent.

           The Partnership adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," in 1993. SFAS No. 114 was amended during 1994 by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," and was adopted by the Partnership on December 31, 1994. The adoptions of SFAS No. 114 and SFAS No. 118 did not have a material effect on the Partnership's financial statements. A loan is impaired when it is probable that the Partnership will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate, or the fair value of the collateral less estimated selling costs if the impaired loan is collateral dependent. If the present value of expected future cash flows, or the fair value of the collateral less estimated selling costs, is less than the recorded investment, a valuation allowance is created by a charge to the provision for loan losses or by adjusting an existing valuation allowance. Interest income on impaired loans 90 days or more delinquent was recorded on a cash basis. Interest income was recognized on the cash basis for restructured loans performing under the terms of the restructured agreement.

   (E) Loans Held for Sale
       -------------------

       Loans held for sale are recorded at the lower of amortized cost or market value. Gains or losses from sales of mortgage loans are recognized at the time of sale by comparing the net sales proceeds to the net carrying value of the asset sold. If loan servicing is retained, a deferred premium is recorded when the interest rate on the loan adjusted for a normal servicing fee exceeds the pass through yield to the buyer. The deferred premium or discount is amortized or accreted over the estimated remaining lives of the loans as an adjustment of yield using a method that approximates the interest method, adjusted for actual and anticipated prepayments. Normal servicing fees are included in non-interest income.

   (F) Provisions for Possible Loan Losses
       -----------------------------------

       Provisions for losses on loans are charged to operations based upon management's periodic evaluation of potential losses in the loan portfolio. In addition to providing valuation allowances on specific assets, Eureka establishes general valuation allowances and evaluates the adequacy of the allowances based on Eureka's past loan loss experience, known and inherent risks in the portfolio, estimated value of any underlying collateral and current and prospective economic conditions. However, the allowance for losses is subjective and may be adjusted in the future depending upon economic conditions. Management believes that the allowance for losses on loans is adequate. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review Eureka's allowance for losses on loans. Such agencies may require Eureka to recognize additions to the allowance based on their judgment and information available to them at the time of their examination.

   (G) Premises and Equipment
       ----------------------

       Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of premises and equipment is generally computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the remaining terms of the leases. Improvements are capitalized and maintenance and repairs are charged to expense.

   (H) Real Estate
       -----------

       Real estate held for investment is recorded at the lower of cost or net realizable value. Real estate acquired through foreclosure and real estate held for sale are recorded at the lower of cost or estimated fair market value, less disposition costs. Costs related to the development and improvement of the properties are capitalized. Valuations, based on market information, are performed periodically by management and an allowance for losses is established by a charge to operations, if determined necessary.

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

   (I) Income Taxes
       ------------

       The Partnership is a limited partnership for federal income and state franchise tax purposes. Accordingly, the Partnership is not subject to federal income and state franchise taxes. Instead, the Partners are required to report their allocable share of the taxable income, gain, loss and other Partnership items in their individual tax returns.

   (J) Interest Rate Exchange Agreements
       ---------------------------------

       The Partnership adopted SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," on December 31, 1994. The adoption of SFAS No. 119 did not have a material effect on the Partnership's financial statements. Eureka uses interest rate exchange agreements ("swaps") for purposes other than trading, which are intended to reduce the impact of future fluctuations in interest rates on fixed rate loans funded by variable rate liabilities. A swap is an agreement between two parties in which one party exchanges cash payments based on a floating rate of interest for a counterparty's cash payment based on a fixed rate or a different floating rate of interest calculated on a notional principal amount. The net interest received or paid on these contracts is reflected as an adjustment to interest income on loans receivable.

   (K) Goodwill
       --------

       The cost in excess of net assets from branch acquisitions is recorded as goodwill and amortized using the straight-line method over a period of seven years, which represents the estimated period of benefit.

   (L) Recent Accounting Pronouncements
       --------------------------------

       During 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impaired assets would be adjusted to fair value. In addition, SFAS No. 121 requires that long-lived assets and certain identifiable intangibles intended for disposal be reported at the lower of carrying amount or fair value less selling costs. SFAS No. 121 must be adopted for fiscal years beginning after December 15, 1995, and the adoption is not expected to be material to the Partnership's financial statements.

       During 1995, the Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which requires that enterprises such as commercial banks and thrift institutions that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. In addition, SFAS No. 122 requires that capitalized mortgage servicing rights be stratified and assessed for impairment based on the fair value of those rights . SFAS No. 122 must be adopted for fiscal years beginning after December 15, 1995, and based on the operations of 1995 and 1994, the adoption is not expected to be material to the Partnership's financial statements.

       During 1995, the Financial Accounting Standards Board issued SFAS No. 123,"Accounting for Stock-based Compensation," which requires stock-based employee compensation plans and equity instruments issued to non-employees to acquire goods or services to be accounted for using a fair value based method. SFAS No. 123 must be adopted for fiscal years beginning after December 15, 1995, and the adoption is not expected to be material to the Partnership's financial statements.

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

3. Financial Assistance from the FDIC
   ----------------------------------

   The Assistance Agreement between Eureka and the Federal Deposit Insurance Corporation ("FDIC") entered into in 1988 in connection with the assisted acquisition of the assets and liabilities of Eureka Federal Savings and Loan Association expired on May 27, 1993 with respect to all Covered Assets, except for one commercial loan with a net book value that was written down to zero. The capital and operating loss coverages and yield maintenance were also discontinued as of May 27, 1993, and the preferred stock liability previously included as an offset to Covered Assets was reclassified to liabilities. Subsequent to the termination date, the preferred stock accretion is included in interest expense. The components of FDIC assistance and related items for the period ended December 31, 1993 are as follows:

                                                                1993
                                                            ------------
          Yield maintenance                                 $   297,390
          Preferred stock accretion                            (565,000)
                                                            -----------
            Net FDIC assistance interest income (expense)      (267,610)
          Reimbursement from the FDIC                        14,437,118
                                                            -----------
          Total FDIC assistance and related items           $14,169,508
                                                            ===========

   Under the terms of the Assistance Agreement, Eureka issued preferred stock to the FDIC. The non-voting Series A Preferred Stock is mandatorily redeemable in 1997 and 1998 in the amount of $10 million each year, and has a liquidation value of $100 per share. The holder of this preferred stock is not entitled to dividends. Eureka Series A Preferred Stock, with a liquidation value of $20 million (200,000 shares), is deemed to have been issued to the FDIC effective with and as a result of the Partnership's acquisition of Eureka. The components of preferred stock accretion are as follows for the periods ending December 31:


                                                        1995        1994        1993
                                                     ----------  ----------  ----------
          Interest expense on other borrowings       $1,931,762  $1,590,000  $  791,000
          Total FDIC assistance and related items             -           -     565,000
                                                     ----------  ----------  ----------
          Preferred stock accretion                  $1,931,762  $1,590,000  $1,356,000
                                                     ==========  ==========  ==========

4. Cash and Investments
   --------------------

   The Partnership is not required to maintain compensating cash balances for agreements with other financial institutions. Federal funds sold represent short-term instruments which are generally held overnight.

   Securities purchased under agreements to resell identical securities are carried at cost which approximates market value and are as follows:

                                                                  1995          1994
                                                              ------------  ------------
         Balance at December 31:                              $20,500,000   $ 5,700,000
         Average balance during year                          $12,823,130   $ 9,745,580
         Maximum balance at any month-end                     $22,500,000   $30,000,000
         Weighted average days to maturity at December 31:         9 days       25 days
         Weighted average interest rate                              5.92%         3.99%

   As of December 31, 1995, all of these repurchase agreements had maturities within three months and were considered cash and cash equivalents. The underlying collateral for these agreements which is held by a third party custodian, consisted of U. S. Treasury Notes and mortgage-backed securities.

   Investments held to maturity at December 31, 1995 are due in less than one year and have a weighted average yield of 4.41%. Investments held to maturity are as follows at December 31:

                                                    1995                                              1994
                               ------------------------------------------------  ------------------------------------------------
                                              Gross       Gross                                 Gross       Gross
                                Amortized   unrealized  unrealized    Market      Amortized   unrealized  unrealized    Market
                                  cost        gains       losses       value        cost        gains       losses       value
                               -----------  ----------  ----------  -----------  -----------  ----------  ----------  -----------
  U.S. Treasury Notes          $39,995,619  $        -    $283,119  $39,712,500  $39,990,607  $        -  $2,278,207  $37,712,400
                               ===========  ==========  ==========  ===========  ===========  ==========  ==========  ===========

   There were no sales of investment securities during 1995 or 1994. During 1993, the Partnership sold $41 million of U. S. Treasury Notes resulting in gross realized gains of $1.9 million.

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

 5.  Mortgage-Backed Securities
     ----------------------------

     The following table summarizes mortgage-backed securities held at December 31:


                                                  1995                                                    1994
                      --------------------------------------------------------  ----------------------------------------------------
                                           Gross         Gross                                      Gross        Gross
                           Amortized     unrealized    unrealized      Market       Amortized    unrealized   unrealized      Market
                             cost          gains         losses         value          cost         gains       losses        value
                      -------------  ------------  ------------  -------------  ------------  -----------  -----------  ------------
HELD TO MATURITY
----------------
FHLMC                  $ 93,545,793    $  377,947    $   14,819   $ 93,908,921  $115,080,091   $  523,644  $ 1,914,941  $113,688,794
FNMA                    162,599,087     3,535,637     1,195,019    164,939,705   185,135,239    1,220,738    8,742,385   177,613,592
Collateralized
  Mortgage
  obligations            61,430,088        69,511       485,117     61,014,482    77,682,571            -    4,058,854    73,623,717
Other non-agency        446,195,191     3,050,044     1,115,186    448,130,049   359,998,635       89,224    8,914,306   351,173,553
                       ------------    ----------    ----------   ------------  ------------   ----------  -----------  ------------
                        763,770,159     7,033,139     2,810,141    767,993,157   737,896,536    1,833,606   23,630,486   716,099,656
AVAILABLE FOR SALE
------------------
GNMA                     37,103,009       634,090             -     37,737,099    42,119,407            -    1,838,204    40,281,203
Collateralized
  mortgage
  obligations            14,817,617             -       522,726     14,294,891    14,821,564            -    2,098,557    12,723,007
                       ------------    ----------    ----------   ------------  ------------   ----------  -----------  ------------
                         51,920,626       634,090       522,726     52,031,990    56,940,971            -    3,936,761    53,004,210
                       ------------    ----------    ----------   ------------  ------------   ----------  -----------  ------------
                       $815,690,785    $7,667,229    $3,332,867   $820,025,147  $794,837,507   $1,833,606  $27,567,247  $769,103,866
                       ============    ==========    ==========   ============  ============   ==========  ===========  ============
Weighted average yield         7.12%                                                    6.61%
                               ====                                                     ====

The following table sets forth the contractual maturities, amortized costs, market values and weighted average yields for the Partnership's mortgage-backed securities at December 31, 1995:

                                                          Held to Maturity                   Available for Sale
                                               -------------------------------------  ----------------------------------
                                                                           Weighted                             Weighted
                                                Amortized       Market      Average    Amortized     Market      Average
                                                   Cost         Value        Yield       Cost         Value       Yield
                                               ------------  ------------  --------   -----------  -----------  --------
Due one year through five years                $ 31,651,424  $ 32,044,902      6.65%  $         -  $         -         -
Due after ten years through twenty years         90,221,397    91,134,824      6.63%   14,817,617   14,294,891      6.22%
Due after twenty years                          641,897,338   644,813,431      7.24%   37,103,009   37,737,099      6.98%
                                               ------------  ------------      ----   -----------  -----------      ----
                                               $763,770,159  $767,993,157      7.15%  $51,920,626  $52,031,990      6.77%
                                               ============  ============      ====   ===========  ===========      ====

The following table summarizes mortgage-backed securities pledged as collateral at December 31:

                                                            1995                          1994
                                                ----------------------------  ----------------------------
                                                  Amortized       Market        Amortized       Market
                                                    Cost           Value          Cost           Value
                                                -------------  -------------  -------------  -------------
Mortgage-backed securities pledged for:
  Reverse repurchase agreements                  $215,458,730   $217,337,795   $514,427,387   $497,922,548
  Interest rate exchange agreements                15,901,891     16,652,752     22,015,848     22,303,521
                                                 ------------   ------------   ------------   ------------
                                                 $231,360,621   $233,990,547   $536,443,235   $520,226,069
                                                 ============   ============   ============   ============

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

 6.  Loans Receivable
     ------------------

     The following table summarizes loans receivable at December 31:


                                                                  1995            1994
                                                            --------------   --------------
Real estate loans:
  Residential, 1-4 units                                    $1,284,282,078   $1,269,970,227
  Second mortgage                                               17,982,406       14,824,881
  Multi-family residential loans                                54,595,364       57,785,687
  Commercial property and land loans                            75,022,216       78,432,342
                                                            --------------   --------------
    Total real estate loans                                  1,431,882,064    1,421,013,137
                                                            --------------   --------------
Consumer loans:
  Revolving credit and overdrafts                                  781,091       16,286,356
  Other installment loans                                        3,205,383        4,032,690
  Loans secured by savings accounts                                614,596          682,436
  Timeshare                                                      1,254,200        2,209,838
                                                            --------------   --------------
    Total consumer loans                                         5,855,270       23,211,320
                                                            --------------   --------------
Total loans                                                  1,437,737,334    1,444,224,457
  Less:  Unearned loan fees (deferred costs)                    (1,231,592)        (611,864)
         Discounts and premiums, net                               507,647        3,867,387
         Allowance for losses                                    6,878,072        7,820,406
                                                            --------------   --------------
Total loans, net                                            1,431,583,207    1,433,148,528
  Less:  Loans held for sale                                      403,000          151,500
                                                           --------------   --------------
Loans receivable, net                                      $1,431,180,207   $1,432,997,028
                                                           ==============   ==============
Weighted average interest rate                                       7.70%            6.95%
                                                           ==============   ==============

The above classifications are net of participation interests sold and loans serviced for others. Eureka was servicing mortgage loans for others with principal balances totaling approximately $263 million, $253 million and $276 million at December 31, 1995, 1994 and 1993, respectively. Servicing fee income from loans serviced for others totaled $663,000, $659,000 and $608,000 for the years ended December 31, 1995, 1994 and 1993, respectively. At December 31, 1995, mortgage loans with principal balances approximating $380 million were pledged to the FHLB of San Francisco as collateral for other borrowings with the FHLB and as collateral for future additional borrowings.

Credit Risk and Concentration
-----------------------------

Eureka's loan portfolio consists principally of mortgage loans secured by residential property in California and consumer loans extended to Eureka's retail customers within Northern California. Eureka's lending activities are focused almost entirely on loans secured by 1-4 unit residential properties located primarily in Northern California.

    Beginning in 1990, Eureka purchased fixed and adjustable rate residential mortgage loans which met Eureka's credit and underwriting standards from mortgage banks and savings institutions. These purchases supplemented Eureka's internal loan production and provided Eureka with more attractive long-term yields than were available from alternative sources. The wholesale loan origination system was established during 1995 and enables Eureka to add assets that meet its credit quality guidelines within its market area. In addition, Eureka sold its BankCard recievables during 1995.

    As of December 31, 1995, Eureka's portfolios of multi-family and commercial real estate loans are highly seasoned and have a very low delinquency rate. Concentration risk is also limited as the average loan size is approximately $220,000 for multi-family and $436,000 for commercial loans.

The following table shows Eureka's investment in loans for which impairment has been recognized or restructured in accordance with SFAS No. 114 and SFAS No. 118 at December 31:


                                    1995                                  1994                                   1993
                   ------------------------------------  ------------------------------------  -------------------------------------
                    Recorded      Average     Interest    Recorded      Average     Interest     Recorded      Average     Interest
                   Investment   Investment   Recognized  Investment   Investment   Recognized   Investment   Investment   Recognized
                   -----------  -----------  ----------  -----------  -----------  ----------  ------------  -----------  ----------
Impaired loans
  without valuation
  allowances:
    1-4 units       $3,387,664   $2,399,561    $ 17,712   $5,238,797   $4,181,747     $51,036   $ 8,129,221   $3,882,164     $14,575
    Multi-family             -            -           -            -       66,667           -       400,000      200,000           -
    Commercial
      real estate    1,767,508    1,881,156      91,845    2,377,353    1,445,748       6,111     2,526,996    1,176,805           -
                    ----------   ----------    --------   ----------   ----------     -------   -----------   ----------  ----------
                     5,155,172    4,280,717     109,557    7,616,150    5,694,162      57,147    11,056,217    5,258,969      14,575
Impaired loans
  with valuation
  allowances:
    1-4 units           45,127      124,831           -      389,790      194,895           -     2,463,832    1,081,492           -
    Commercial
      real estate    1,144,935      574,209           -            -            -           -       802,420      549,296       2,571
    Allowance
      for credit
      loss            (310,986)    (245,787)          -     (124,740)     (78,442)          -      (645,646)    (241,106)          -
                    ----------   ----------    --------   ----------   ----------     -------   -----------   ----------  ----------
                       879,076      453,253           -      265,050      116,453           -     2,620,606    1,389,682       2,571
                    ----------   ----------    --------   ----------   ----------     -------   -----------   ----------  ----------
    Total           $6,034,248   $4,733,970    $109,557   $7,881,200   $5,810,615     $57,147   $13,676,823   $6,648,651     $17,146
                    ==========   ==========    ========   ==========   ==========     =======   ===========   ==========  ==========

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

       The allowance for credit losses for impaired loans was included in the total allowance for loan losses at December 31, 1995, 1994 and 1993. Non-accrual loans were $6.4 million, $8.3 million and $13.3 million at December 31, 1995, 1994 and 1993, respectively. Interest income which was not recognized on non-accrual loans totaled $394,000, $790,000 and $822,000 for 1995, 1994 and 1993, respectively.

7. Allowance for Loan Losses
   -------------------------

   The following table summarizes the activity in the allowance for losses on loans:

                              Real Estate Loans       Timeshare Loans         Consumer Loans         Total Loans
                             --------------------   --------------------   --------------------   --------------------
                                             % of                   % of                   % of                   % of
                                Amount      Total      Amount      Total      Amount      Total      Amount      Total
                             ------------   -----   ------------   -----   ------------   -----   ------------   -----
December 31, 1992             $ 5,106,985     .32%     $2,204,906  44.80%   $ 1,677,129    5.54%   $ 8,989,020     .56%
                                            =====                  =====                  =====                  =====
Provision for losses              539,527                 165,373             1,803,710              2,508,610
  Charge-offs                    (263,305)                (67,317)           (1,808,784)            (2,139,406)
  Recoveries                            -                       -               170,372                170,372
  Transfers/(1)/                  560,325                       -                16,857                577,182
  Reductions/(2)/                       -                (650,000)                    -               (650,000)
                             ------------   -----   ------------   -----   ------------   -----   ------------   -----
December 31, 1993               5,943,532     .39%      1,652,962  45.60%     1,859,284    7.50%     9,455,778     .61%
                                            =====                  =====                  =====                  =====
Provision for losses              539,925                  59,412               646,089              1,245,426
  Charge-offs                  (1,028,612)               (151,061)           (1,394,999)            (2,574,672)
  Recoveries                       29,749                  63,582               271,970                365,301
  Transfers                      (132,489)                      -               (25,316)              (157,805)
  Reductions/(2)/                       -                (513,622)                    -               (513,622)
                             ------------   -----   ------------   -----   ------------   -----   ------------   -----
December 31, 1994               5,352,105     .38%      1,111,273  50.29%     1,357,028    6.46%     7,820,406     .54%
                                            =====                  =====                  =====                  =====
Provision for losses              370,361                   3,564               418,242                792,167
  Charge-offs                    (312,460)               (100,300)           (1,330,811)            (1,743,571)
  Recoveries                        6,019                  91,601               499,779                597,399
  Transfers                       690,383                       -              (811,411)              (121,028)
  Reductions/(2)/                       -                (467,301)                    -               (467,301)
                             ------------   -----   ------------   -----   ------------   -----   ------------   -----
December 31, 1995             $ 6,106,408     .43%     $  638,837  50.94%   $   132,827    2.93%   $ 6,878,072     .48%
                                            =====                  =====                  =====                  =====
Ratio of net charge-offs
  to average gross loans
  during 1995                         .02%                    .51%                 5.77%                   .08%
                                    =====                   =====                 =====                  =====

8. Accrued Interest Receivable
   ---------------------------

   The following table summarizes accrued interest receivable at December 31:

                                                     1995           1994
                                                 ------------   ------------
        Investments                              $    331,366   $    309,232
        Mortgage-backed securities                  5,463,708      4,677,180
        Loans                                       7,705,362      6,638,549
                                                 ------------   ------------
                                                 $ 13,500,436   $ 11,624,961
                                                 ============   ============

     Premises and Equipment
     ----------------------

9.   Premises and equipment are summarized as follows at December 31:

                                                     1995           1994
                                                 ------------   ------------
        Buildings and improvements                  6,556,003      6,511,996
        Leasehold improvements                      4,365,646      4,313,443
        Furniture and equipment                     9,505,328      8,851,128
                                                 ------------   ------------
                                                   21,870,977     21,120,567
        Less accumulated depreciation and
          amortization                            (12,335,799)   (10,482,275)
                                                 ------------   ------------
                                                 $  9,535,178   $ 10,638,292
                                                 ============   ============

----------
(1) Transfers primarily represent reserves on loans transferred back to Eureka at the termination of the Assistance Agreement.
(2) Reductions are due to principal payoffs and remittances of pre-acquisition originated loans.

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

10. Federal Home Loan Bank Stock
    ----------------------------

    Eureka is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid single family mortgage loans and similar obligations at the end of each calendar year, or 5% of its advances (borrowings) from the FHLB of San Francisco. Eureka was in compliance with this requirement at December 31, 1995 and 1994, respectively.

11. Real Estate Held for Sale or Investment
    ---------------------------------------

    Real estate held for sale or investment, net of combined accumulated depreciation of $0 for 1995 and $149,686 in 1994, includes the following at December 31:

                                                        1995          1994
                                                    ------------  ------------
        Real estate held for sale or investment     $2,685,712   $ 5,658,516
        Allowance for loss on real estate held
        for sale or investment                        (300,000)   (1,004,999)
                                                    ----------   -----------
                                                    $2,385,712   $ 4,653,517
                                                    ==========   ===========

    The operating income (loss) for real estate held for sale or investment was ($812,471) , $246,942 and ($351,429) in 1995, 1994 and 1993, respectively.
    Activity in the allowance for losses on real estate held for sale or investment is as follows:


                                       1995         1994       1993
                                   ------------  ----------  --------
        Balance at January 1,      $ 1,004,999   $  880,000  $450,000
        Provision for losses           700,000      124,999   430,000
        Charge-offs                 (1,404,999)           -         -
                                   -----------   ----------  --------
        Balance at December 31,    $   300,000   $1,004,999  $880,000
                                   ===========   ==========  ========

12. Real Estate Owned
    -----------------

    At December 31, 1995 and 1994, net real estate owned through foreclosure amounted to $2,542,684 and $4,964,934, respectively. Activity in the allowance for losses on real estate owned is as follows:

                                      1995           1994         1993
                                   ---------     -----------   ----------
        Balance at January 1,      $ 744,565     $ 1,030,966   $  450,000
        Provision for losses          90,207         742,057      331,077
        Net charge-offs             (636,075)     (1,028,458)     (45,951)
        Other additions                    -               -      295,840
                                   ---------     -----------   ----------
        Balance at December 31,    $ 198,697     $   744,565   $1,030,966
                                   =========     ===========   ==========

13. Customer Deposits
    -----------------

    Customer deposits were comprised of the following at December 31:

                                                   1995                                     1994
                                 --------------------------------------   --------------------------------------
                                                            Weighted                                 Weighted
                                                   % of      Average                        % of      Average
                                      Amount      Total   Interest Rate       Amount       Total   Interest Rate
                                 --------------   -----   -------------   --------------   -----   -------------
Interest checking
  accounts 1.00% to 1.34%        $  119,480,141    7.01%           1.12%  $  124,441,091    7.34%           1.12%
Non-interest checking
  accounts                            4,249,119    0.25%              -        4,701,351     .28%              -
Money market accounts
  2.05% to 4.37%                    321,158,954   18.84%           3.40%     308,844,451   18.21%           2.62%
Passbook accounts 2.00%              40,206,109    2.36%           2.00%      44,049,640    2.60%           2.00%
                                 --------------   -----                   --------------   -----
                                    485,094,323   28.46%                     482,036,533   28.43%
                                 --------------   -----                   --------------   -----
Time certificates:
   4.00% or less                    132,088,165                              369,716,232
   4.01 to  6.00%                   814,443,121                              639,268,294
   6.01 to  8.00%                   257,053,605                              180,755,271
   8.01 to 10.00%                    15,437,881                               23,588,765
  10.01 to 12.00%                       187,107                                  392,156
  12.01 to 14.00%                       162,321                                  394,897
  14.01 to 16.00%                             -                                  139,641
                                 --------------   -----                   --------------   -----
Total time certificates           1,219,372,200   71.54%           5.40%   1,214,255,256   71.57%           4.87%
                                 --------------   -----                   --------------   -----
                                 $1,704,466,523  100.00%           4.63%  $1,696,291,789  100.00%           4.09%
                                 ==============  ======                   ==============  ======

    There were no brokered deposits at December 31, 1995 and 1994. The aggregate amounts of time certificates of $100,000 or more were $250,039,051 and $232,651,173 at December 31, 1995 and 1994, respectively. Accrued interest on deposits at December 31, 1995 and 1994 amounted to $1,335,307 and $1,086,971, respectively.

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

    The following table summarizes customer deposits by remaining maturity at December 31:

                                             1995            1994
                                        --------------  --------------
      No contractual maturity           $  485,094,324  $  482,036,533
      Maturity within one year             853,558,586     869,115,274
      1 to 2 years                         278,140,513     171,755,437
      2 to 3 years                          59,591,407     113,158,996
      3 to 4 years                          16,228,861      42,295,784
      4 to 5 years                          10,491,310      13,227,458
      Thereafter                             1,361,522       4,702,307
                                        --------------  --------------
                                        $1,704,466,523  $1,696,291,789
                                        ==============  ==============

    Interest expense is summarized as follows for the period ending December 31:


                                       1995            1994          1993
                                  --------------  --------------  ------------
      Checking                    $    1,302,168  $    1,435,000   $ 1,888,000
      Money market/passbook           10,121,845       9,228,000    10,042,000
      Time certificate                64,347,682      53,136,338    59,048,095
                                  --------------  --------------  ------------
                                  $   75,771,695  $   63,799,338   $70,978,095
                                  ==============  ==============  ============

14. Securities Sold Under Agreements to Repurchase
    ----------------------------------------------

    Securities sold under agreements to repurchase identical securities are as follows:

                                                       1995           1994
                                                   ------------   ------------
Balance at December 31:                            $206,856,000   $462,485,000
Market value at December 31:                       $206,856,000   $462,485,000
Average balance during year                        $404,387,871   $413,012,672
Maximum balance at any month-end                   $484,052,000   $462,485,000
Weighted average days to maturity at December 31:       36 days        57 days
Weighted average interest rate at December 31:             5.74%          5.93%
Weighted average interest rate for the year:               6.04%          4.35%

    The collateral for these agreements, which is held with a third party custodian, consisted of mortgage-backed securities with carrying values of $217.1 million and $517.0 million (including accrued interest of $1.6 million and $2.6 million) and market values of $217.3 million and $497.9 million at December 31, 1995 and 1994, respectively.

        Securities sold under agreements to repurchase had the following maturities at December 31, 1995: $70.7 million in 0 to 30 days; $132.1 million in 31 to 60 days; and $4.1 million over 90 days.

15. Other Borrowings
    ----------------

   The unused borrowing capacity with the FHLB of San Francisco at December 31, 1995 and 1994 was $274 million and $216 million, respectively. The following table summarizes FHLB advances at December 31:


                                                             Interest             Interest
                                                    1995       Rate      1994       Rate
                                                ------------  -----  ------------  -----
Short-term fixed rate advances
  (maturing within one year)                    $277,706,500  5.73%  $ 50,278,000  5.70%
Long-term fixed rate advances
  (maturing through 2002)                       $ 32,380,921  5.99%  $          -     -
Average balance during year                     $ 85,117,264         $  9,509,272
Maximum balance at any month-end                $340,500,418         $ 50,278,000
Mortgage-backed securities pledged
  as collateral for other borrowings            $380,000,000         $347,000,000
Weighted average interest rate at
  December 31:                                          5.76%                5.70%
Weighted average interest rate for
  the year:                                             5.97%                5.73%

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

16. Interest Rate Exchange Agreements
    ---------------------------------

    The Partnership has entered into interest rate exchange agreements to reduce the impact of future fluctuations in interest rates on fixed rate loans funded by variable rate liabilities. The floating rates to be received by the Partnership under the terms of the above agreements are reset monthly, quarterly or semi-annually and are indexed to the FHLB Eleventh District cost of funds index or the three or six month London Interbank Offered Rate ("LIBOR"). Interest rate exchange agreements outstanding per contractual terms are as follows at December 31:

                                           1995                                        1994
                    -------------------------------------------  -------------------------------------------
                                Weighted Average Interest Rate               Weighted Average Interest Rate
                    Notional   --------------------------------  Notional   --------------------------------
                     Amount          Pay            Receive       Amount          Pay            Receive
Year of Maturity     (000's)       (Fixed)        (Floating)      (000's)       (Fixed)        (Floating)
                    ---------  ---------------  ---------------  ---------  ---------------  ---------------
     1995           $      -                -                -   $208,000             8.28%            4.80%
     1996             45,000             8.12%            5.72%    45,000             8.12%            5.39%
     1997             40,000             8.87%            5.58%    40,000             8.87%            5.11%
     1998             10,000             8.57%            5.83%    10,000             8.57%            5.89%
     1999             30,000             7.89%            5.90%    30,000             7.89%            5.65%
                    --------             ----             ----   --------             ----             ----
                     125,000             8.34%            5.73%   333,000             8.30%            5.03%


                                    Pay            Receive                       Pay            Receive
                                 (Floating)       (Floating)                  (Floating)       (Floating)
                               --------------   --------------              --------------   --------------
     1995                  -                -                -     20,000             5.79%            4.62%
     1997             20,000             5.91%            5.66%    20,000             5.79%            4.67%
                    --------             ----             ----   --------             ----             ----
                      20,000             5.91%            5.66%    40,000             5.79%            4.64%
                    --------             ----             ----   --------             ----             ----
                    $145,000             8.00%            5.72%  $373,000             8.03%            4.98%
                    ========             ====             ====   ========             ====             ====

    During the third quarter of 1993, Eureka recorded a charge to earnings of $20.4 million related to interest rate exchange agreements arranged predominantly in 1988, 1990 and 1991. The sustained decline in interest rates in the general economy and the resultant prepayment of mortgage loans associated with interest rate exchange agreements caused Eureka to establish a liability based on the estimated fair value of interest rate exchange agreements that were no longer deemed effective as hedges. During the year ended December 31, 1995, a provision of $1.9 million was recorded to increase the interest rate exchange agreements liability to reflect the effect of interest rate decreases on the market value of obligations deemed ineffective as hedges. During 1994, Eureka recorded credits to non-interest expense totaling $4.3 million. These credits reflect the effect of interest rate increases on the market value of obligations deemed ineffective as hedges. The exchange agreements liability totaled $3.4 million and $4.7 million at December 31, 1995 and 1994, respectively. Net interest payable on exchange agreements was $.7 million and $2.0 million at December 31, 1995 and 1994, respectively, and was included in other liabilities and accrued expenses.

        Net interest paid or accrued on interest rate exchange agreements of approximately $2.4 million, $6.3 million and $16.5 million was included as an adjustment to interest income on loans for the periods ending December 31, 1995, 1994 and 1993, respectively.

        The Partnership's credit exposure associated with non-performance of counterparties is controlled by the Partnership's credit policies. All agreements are with primary dealers. The Partnership does not require collateral to support the credit exposure related to these financial instruments.

17. Income Taxes
    ------------

   The Partnership files calendar year federal and state Partnership information returns, reporting its operations on an accrual basis. The consolidated financial statement provisions for income tax for the years ended December 31, 1995, 1994 and 1993 relate to the Partnership's subsidiary, AFEH and its subsidiaries. AFEH and its subsidiaries file calendar year consolidated Federal income and combined California franchise tax returns.

       If certain conditions are met in determining taxable income, Eureka is allowed a special bad debt deduction based on a percentage of taxable income (presently 8%) or on specified experience formulas. Eureka determined its bad debt deduction using the experience method in 1995, 1994 and 1993.

   The income tax provisions for the years ended December 31, 1995, 1994 and 1993 consist of:

                                 1995                               1994                               1993
                  ----------------------------------  --------------------------------  ----------------------------------
                   Federal      State       Total      Federal     State      Total      Federal      State       Total
                  ----------  ----------  ----------  ---------  ---------  ----------  ----------  ----------  ----------
      Current     $ 353,506   $ 142,712   $ 496,218   $ 76,805   $ 72,224   $ 149,029   $ 329,548   $ 115,521   $ 445,069
      Deferred     (353,506)   (142,712)   (496,218)   (76,805)   (72,224)   (149,029)   (329,548)   (115,521)   (445,069)
                  ---------   ---------   ---------   --------   --------   ---------   ---------   ---------   ---------
                  $       -   $       -   $       -   $      -   $      -   $       -   $       -   $       -   $       -
                  =========   =========   =========   ========   ========   =========   =========   =========   =========

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

   AFEH's expected income tax rate for 1995, 1994 and 1993 differs from the actual effective income tax rate as a result of the following:

                                                                               1995            1994         1993
                                                                          --------------  --------------  --------
        Tax at statutory rate                                                    35.00%          35.00%    34.00%
        State tax net of federal benefits                                         7.50%           7.50%     7.30%
        Increases (reductions)
             Non-deductible amortization                                          2.30%           2.50%        -
             Change in valuation allowance                                      (44.40%)        (46.60%)  (41.30%)
             Other, net                                                          (0.40%)          1.60%        -
                                                                          ------------    ------------    ------
          Effective income tax rate                                               0.00%           0.00%     0.00%
                                                                          ============    ============    ======

        Components of net deferred tax assets are as follows:
                                                                                  1995            1994
                                                                          ------------    ------------
             Deferred tax assets:
               Purchase accounting adjustments                            $  2,654,234    $  3,537,503
               Excess book accumulated depreciation and amortization           696,612         438,594
               Unrecognized built-in losses                                     30,076          59,193
               Alternative minimum tax credit                                1,277,462         781,244
               Investment tax credit                                           667,198         667,198
               Net operating loss carryovers                                77,613,809      84,973,863
               Other accrued expenses not deducted for tax purposes          1,614,019       1,221,506
               Provision for loss on interest rate exchange agreements       1,407,109       2,032,741
                                                                          ------------    ------------
                  Total gross deferred tax assets                           85,960,519      93,711,842
                  Less valuation allowance                                 (75,048,435)    (82,703,430)
                                                                          ------------    ------------
                  Deferred tax assets                                       10,912,084      11,008,412
                                                                          ------------    ------------

             Deferred tax liabilities:
               Tax bad debt reserves in excess of book                       4,489,372       4,561,590
               Deferred income                                               5,145,250       5,665,578
                                                                          ------------    ------------
                  Deferred tax liabilities                                   9,634,622      10,227,168
                                                                          ------------    ------------
               Net deferred tax assets                                    $  1,277,462    $    781,244
                                                                          ============    ============

        Net operating loss carryforwards and investment tax credits generated by Eureka and its subsidiaries through the date Eureka was acquired by AFEH are available to offset future taxable income or income taxes of Eureka and its subsidiaries, but may not be used to offset future taxable income or income taxes of any other new member of the consolidated group. At December 31, 1995, pre-acquisition net operating loss carryforwards for federal income tax purposes amounted to $113 million and will expire in various years through 2002. At December 31, 1995, post-acquisition net operating loss carryforwards for federal income and state franchise tax purposes amounted to approximately $107 million and approximately $40 million, respectively, and will expire in various years through 2007 and 1997, respectively.

        At December 31, 1995, the Partnership has alternative minimum tax credit carryovers of $1.3 million and investment tax credit carryovers aggregating approximately $667,000 which expire in years 1998 through 2000. Such investment tax credit carryovers are subject to a 35% reduction under the Tax Reform Act of 1986.

18. Benefit Plans
    -------------

   Eureka has a qualified, noncontributory defined benefit retirement plan (the "Plan") covering substantially all of its employees. The benefits are based on the average of the highest five consecutive annual salaries of the ten years preceding age 65. An employee becomes fully vested upon completion of five years of qualifying service. It is the policy of Eureka to fund the minimum amount required.

       Eureka has "frozen" the Plan effective January 1, 1994. As a result, no additional benefits will accrue in the Plan as of this date. All Plan participants became fully vested in their accrued benefits as of January 1, 1994. Eureka may elect to terminate the frozen Plan at some point in the future according to its rights under the Plan. The Plan assets consist of cash and mutual funds.

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

The following table sets forth the Plan's funded status and amounts recognized in Eureka's consolidated balance sheet at December 31:

                                                                                            1995         1994
                                                                                         -----------   ----------
       Actuarial present value of accumulated benefit obligation (all vested)            $6,259,923   $5,780,307
       Fair value of Plan assets at December 31,                                          6,260,759    6,339,082
                                                                                         ----------   ----------
       Plan assets in excess of projected benefit obligation                                    836      558,775
       Unrecognized net loss from past experience different
         from that assumed, and effects of changes in assumptions                           953,509      167,579
       Unrecognized prior service cost                                                     (208,691)           -
       Unrecognized net transition asset                                                     (9,834)     (11,346)
                                                                                         ----------   ----------
       Total pension prepayment                                                          $  735,820   $  715,008
                                                                                         ==========   ==========
       Weighted average discount rate                                                             7%         8.5%
       Expected long-term rate of return on assets                                                8%           8%

The components of net pension expense for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                                                                 1995          1994         1993
                                                                                              ---------     ----------   ----------
       Service cost-benefits earned during the period                                         $       -     $        -   $  481,716
       Interest cost on projected benefit obligation                                            497,326        511,031      704,713
       Actual return on Plan assets                                                            (917,788)        63,556     (221,056)

       Net amortization and deferral                                                            424,650       (524,271)    (285,123)

       SFAS No. 88 curtailment expense                                                                -              -      263,554
                                                                                              ---------     ----------   ----------
       Total pension expense                                                                  $   4,188     $   50,316   $  943,804
                                                                                              =========     ==========   ==========

        Beginning January 1, 1994, Eureka introduced a new retirement plan which is called the EurekaBank Service Investment Plan ("ESIP") covering substantially all of its employees. Through this new plan, Eureka makes an annual retirement contribution to an ESIP account based on the participant's length of service which equals one percent of eligible pay per year up to a maximum contribution of four percent for four or more years of service provided that the participant must be employed on the last day of the year. Participants become 100% vested in their account after five years of service. The amount recorded as contribution expense for the ESIP totaled $505,000 and $487,000 for 1995 and 1994, respectively, and was included in other liabilities at December 31, 1995 and 1994.

        Eureka also has a qualified 401(k) plan effective as of July 1, 1989, covering substantially all employees. Eureka's matching contributions to the 401(k) plan for the years ended December 31, 1995, 1994 and 1993 amounted to $415,445, $438,454 and $451,687, respectively.

        In 1993, the Partnership adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which did not have a material effect on the Partnership's financial statements since adoption. This statement establishes standards for employers to accrue postretirement benefit costs other than pensions, during the years employees render qualifying service. SFAS No. 106 requires recognition of a "transition obligation," measured as the unfunded and unrecognized accumulated postretirement benefit obligation for all plan participants at the date the statement is adopted. The Partnership has elected to recognize the transition obligation over the participants' future service periods.

19. Capital
    -------

    Capital Requirements
    --------------------

    The Office of Thrift Supervision ("OTS") requires that savings institutions satisfy three separate capital requirements: a leverage ratio of core capital to total adjusted assets of 3%, a tangible capital to total adjusted assets ratio of 1.5% and a risk-based capital to risk-weighted assets ratio of 8%. At December 31, 1995, Eureka exceeded all regulatory minimum capital requirements.

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

    Dividend Restrictions
    ---------------------

    The Capital Maintenance Agreement, which expires when the FDIC Preferred Stock is redeemed, also contains certain restrictions on disposition of the ownership of Eureka and AFEH and dividend payments by Eureka. The Partnership's primary source of funds is dividends paid by (or accrued from) Eureka. These dividends provide the funds for distributions to the BUC Holders. Dividend payments by Eureka are subject to the following limitations under the Capital Maintenance Agreement:

      - No dividends may be paid if regulatory capital is less than required levels.

      - Aggregate dividends paid subsequent to the Acquisition may not exceed 50% of the capital contributed upon and after the Acquisition, plus 50% of aggregate net income earned subsequent to the Acquisition.

      - Dividends in any calendar year may not exceed the greater of $12 million or 50% of net income for that year.

    The payment of dividends to AFEH from Eureka is subject to OTS regulations requiring thirty days prior notice of the intent to declare dividends. Additionally, the OTS has the authority to preclude the declaration of any dividends.

20. Commitments and Contingencies
    -----------------------------

    The following lending and investment commitments were outstanding at December 31:

                                                                   1995          1994
                                                                -----------   -----------
     Commitments to originate fixed rate mortgage loans         $ 2,856,650   $ 1,111,000
     Commitments to originate adjustable rate mortgage loans    $27,547,700   $19,975,800
     Commitments to purchase mortgage loans                     $21,300,000   $         -
     Commitments to sell mortgage loans                         $ 1,328,000   $   673,000

    There were no other outstanding commitments to purchase or sell securities at December 31, 1995 and 1994.

        Eureka is involved in various legal actions arising in the normal course of business. It is the opinion of management, after consultation with counsel, that resolution of these matters would not have a material adverse effect on the Partnership's consolidated financial condition or operations.

        Certain branch and office locations are leased by AFEH or Eureka under operating type leases expiring at various dates through the year 2008, except for one lease which expires in the year 2040. Related rental expense during 1995, 1994 and 1993 amounted to $4.7 million, $4.9 million and $4.3 million, respectively. Future minimum lease payments under terms of existing operating leases at December 31, 1995 are $4.9 million in 1996, $4.5 million in 1997, $4.1 million in 1998, $3.5 million in 1999, $1.6 million in 2000 and $7.8 million thereafter.

        At December 31, 1995, loans of approximately $13.0 million had been sold with recourse to repurchase if loans become 120 days delinquent or upon completion of the foreclosure process. These loans, which are secured by 1-4 unit residential mortgages, are seasoned and were sold by Eureka prior to its acquisition by AFEH. Repurchases of loans sold with recourse amounted to less than $25,000 for the years ended December 31, 1995, 1994 and 1993. There were no foreclosures of these loans.

21. Parent Company Only Financial Information
    -----------------------------------------

                                      CONDENSED BALANCE SHEETS
                                     ---------------------------
                                         1995           1994
                                     ------------   ------------
Assets:
  Cash and cash equivalents          $  1,829,364   $  1,097,052
  Investment in subsidiary at cost
    plus equity in undistributed
    earnings                          154,147,732    143,329,262
  Other assets                          2,721,193      2,718,451
                                     ------------   ------------
      Total assets                   $158,698,289   $147,144,765
                                     ============   ============

Liabilities and partners' capital:
  Accounts payable                   $    129,880   $    112,699
  Partners' distributions payable       2,436,725      2,436,725
                                     ------------   ------------
      Total liabilities                 2,566,605      2,549,424
  Partners' capital                   156,131,684    144,595,341
                                     ------------   ------------
  Total liabilities and
    partners' capital                $158,698,289   $147,144,765
                                     ============   ============

                                           CONDENSED STATEMENTS OF INCOME
                                     ------------------------------------------
                                         1995           1994           1993
                                     ------------   ------------   ------------
Income:
  Dividends from subsidiary          $ 10,800,000   $ 10,800,000   $ 10,800,000
  Income from short-term investments       85,451         64,009         35,281
                                     ------------   ------------   ------------
                                       10,885,451     10,864,009     10,835,281
Expenses:
  Operating and administrative            420,678        408,381        672,247
                                     ------------   ------------   ------------
Earnings before undistributed income
  of subsidiary                        10,464,773     10,445,628     10,163,034
Undistributed income (loss) of
  subsidiary                            6,770,345      4,736,694     (9,955,172)
                                     ------------   ------------   ------------
Net income                           $ 17,235,118   $ 15,192,322   $    207,862
                                     ============   ============   ============

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                         Years Ended December 31:
                                                                ------------------------------------------
                                                                    1995           1994           1993
                                                                -------------  -------------  ------------
            CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income                                        $ 17,235,118   $ 15,192,322   $   207,862
              Adjustments to reconcile net income to net
                cash used in operating activities:
                Equity in earnings of subsidiary                 (17,570,345)   (15,536,694)     (844,828)
                Other non cash adjustments                            14,439        (81,576)       73,884
                                                                ------------   ------------   -----------
                  Net cash used in operating activities             (320,788)      (425,948)     (563,082)
                                                                ------------   ------------   -----------
            CASH FLOWS FROM INVESTING ACTIVITIES:
              Dividends from subsidiary                           10,800,000      8,100,000    10,800,000
                                                                ------------   ------------   -----------
                 Net cash provided by investing activities        10,800,000      8,100,000    10,800,000
                                                                ------------   ------------   -----------
            CASH FLOWS FROM FINANCING ACTIVITIES:
              Distributions                                       (9,746,900)    (9,746,899)   (9,746,898)
                                                                ------------   ------------   -----------
                 Net cash used in financing activities            (9,746,900)    (9,746,899)   (9,746,898)
                                                                ------------   ------------   -----------
            Increase (decrease) in cash and cash equivalents         732,312     (2,072,847)      490,020
            Cash and cash equivalents at beginning of period       1,097,052      3,169,899     2,679,879
                                                                ------------   ------------   -----------
            Cash and cash equivalents at end of period          $  1,829,364   $  1,097,052   $ 3,169,899
                                                                ============   ============   ===========

22. Transactions with Related Parties
    ---------------------------------

    The Partnership and AFEH paid or reimbursed AFCA-5 for certain costs and expenses incurred in connection with the operation of the Partnership including legal and accounting fees and other administrative costs. The amount of such expenses incurred by AFCA-5 and reimbursed by the Partnership or AFEH, was $435,416, $624,705 and $992,243 for the years ended 1995, 1994 and 1993, respectively.

        AFEH, Eureka and an affiliate of AFCA-5, America First Service Corporation ("AFSC"), have entered into a licensing agreement through which AFSC provides services to AFEH and Eureka. AFEH is committed to pay an annual fee equal to 0.5% of Eureka's interest income and other income without deduction for interest and other expenses. During 1995, 1994 and 1993, $863,793, $761,963 and $863,993, respectively, of the annual fee had been paid or accrued.

23. Summary of Unaudited Quarterly Results of Operations
    ----------------------------------------------------

                                              Summary of Unaudited Quarterly Results of Operations
                                                          Year ended December 31, 1995
                                     ----------------------------------------------------------------------
                                         First             Second               Third            Fourth
                                        Quarter            Quarter             Quarter           Quarter
                                     ------------        ------------       ------------      ------------
   Interest income                   $ 38,682,099        $ 39,854,893       $ 42,674,729      $ 42,427,971
   Interest expense                   (25,379,728)        (26,494,147)       (28,208,005)      (27,520,186)
                                     ------------        ------------       ------------      ------------
   Net interest income                 13,302,371          13,360,746         14,466,724        14,907,785
   Provision for loan losses             (164,278)           (187,933)          (234,595)         (205,361)
   Non-interest income                  2,028,225           2,876,743          2,306,543         2,211,539
   Non-interest expense               (11,649,354)        (12,588,485)       (11,427,506)      (11,768,046)
                                     ------------        ------------       ------------      ------------
   Net income before income taxes       3,516,964           3,461,071          5,111,166         5,145,917
   Provision for income taxes                   -                   -                  -                 -
                                     ------------        ------------       ------------      ------------
   Net income                        $  3,516,964        $  3,461,071       $  5,111,166      $  5,145,917
                                     ============        ============       ============      ============
   Net income per BUC                      $.5519              $.5445             $.7641            $.7687
                                     ============        ============       ============      ============

                                            Summary of Unaudited Quarterly Results of Operations
                                                         Year ended December 31, 1994
                                     ---------------------------------------------------------------------
                                        First               Second              Third            Fourth
                                        Quarter             Quarter            Quarter          Quarter
                                     ------------        ------------       ------------      ------------
   Interest income                   $ 32,770,171        $ 32,958,669       $ 34,010,212      $ 36,329,686
   Interest expense                   (19,195,971)        (20,142,875)       (21,474,371)      (23,379,907)
                                     ------------        ------------       ------------      ------------
   Net interest income                 13,574,200          12,815,794         12,535,841        12,949,779
   Provision for loan losses             (601,492)           (333,583)          (262,431)          (47,920)
   Non-interest income                  2,334,812           2,705,850          2,976,617         1,973,723
   Non-interest expense               (11,174,094)        (11,415,149)       (11,384,845)      (11,454,780)
                                     ------------        ------------       ------------      ------------
   Net income before income taxes       4,133,426           3,772,912          3,865,182         3,420,802
   Provision for income taxes                   -                   -                  -                 -
                                     ------------        ------------       ------------      ------------
   Net income                        $  4,133,426        $  3,772,912       $  3,865,182      $  3,420,802
                                     ============        ============       ============      ============
   Net income per BUC                      $.6340              $.5860             $.5983            $.5390
                                           ======              ======             ======            ======

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

24. Fair Value of Financial Instruments
    -----------------------------------

    SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of estimated fair values for financial instruments. Such estimates are subjective in nature, involving significant judgment regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain matters were changed. Major assumptions, methods, and fair value estimates for Eureka's financial instruments for 1995 and 1994 are set forth below.

    Cash and Short-Term Investments - The carrying amount was a reasonable estimate of fair value.

    U. S. Treasury Notes and Mortgage-Backed Securities - The fair value estimates for U.S. Treasury Notes and mortgage-backed securities were based on quoted market prices or dealer quotes, and included the carrying value of accrued interest receivable which was a reasonable estimate of fair value.

    Loans Receivable - Fair value of real estate mortgage loans was estimated using a discounted cash flow method, adjusted for differences in credit risk and liquidity. Real estate mortgage loans fair value estimates included the carrying value of accrued interest receivable which was a reasonable estimate of fair value.

    Other Financial Instrument Assets - Other financial instrument assets consisted of an investment in FHLB stock, the carrying value of which was deemed a reasonable estimate of fair value.

    Deposit Liabilities - Deposits with no stated maturity date were included in the amount payable on demand. The fair value of time deposits (certificates of deposit) was estimated using a discounted cash flow methodology based on current market rates for wholesale borrowing alternatives, and included the carrying value of accrued interest payable which was a reasonable estimate of fair value.

    Borrowings - Borrowings consisted of reverse repurchase agreements and FHLB advances. The fair value was estimated using a discounted cash flow method based on current market rates for similar debt and maturities, and included the carrying value of accrued interest payable which was a reasonable estimate of fair value.

    Other Financial Instrument Liabilities - Other financial instrument liabilities consisted of FDIC Preferred Stock and other financial liabilities, the carrying values of which was deemed a reasonable estimate of fair values.

    Interest Rate Exchange Agreements - The fair value of interest rate exchange agreements was estimated using the average of current bid and ask rates for agreements of similar remaining terms, after considering the creditworthiness of the exchange agreements' counterparties. The carrying amount included the liability established based on the estimated fair value of the exchange agreements that were no longer deemed effective as hedges.

    Commitments to Extend Credit -In 1995, commitments to extend credit were related to origination of residential mortgage loans. In 1994, commitments to extend credit were related principally to the purchase of residential mortgage loans. The fair value of such commitments was estimated using current market rates for loans with similar characteristics versus the committed rates.

    Franchise Value and Intangible Assets - The estimated value of Eureka's financial instruments did not include certain material intangible assets. Management believes that the value of the deposit franchise and customer base was significant. In addition, the estimated fair values did not include the value of the portfolio of loans serviced for others and in 1994 did not include Eureka's credit card customer base.

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Estimated fair values of financial instruments at December 31, 1995 and 1994 were as follows:

                                                                    1995                           1994
                                                      -----------------------------------------------------------
                                                                   (000's)                        (000's)
                                                      -----------------------------  ----------------------------
                                                      Carrying Amount   Fair Value   Carrying Amount   Fair Value
                                                      ----------------  -----------  ----------------  ----------
     Financial assets:
       Cash and short-term investments                     $   72,605   $   72,605        $   67,798   $   67,798
       Investments and mortgage-backed securities             861,262      867,010           835,569      811,493
       Loans receivable                                     1,439,290    1,451,495         1,439,828    1,414,759
       Other                                                   21,509       21,509            20,461       20,461

     Financial liabilities:
       Demand deposits                                        485,662      485,662           482,054      482,054
       Time deposits                                        1,220,707    1,223,090         1,215,667    1,201,456
       Borrowings                                             521,052      521,586           517,084      517,217
       Other                                                   16,245       16,245            15,581       15,581

     Off-balance sheet financial instruments:
       Interest rate exchange agreements liability             (3,385)      (5,455)            4,690        5,300
       Commitments to extend credit liability                       -           13                 -          219