Form 10-Q
period 1996-03-31
AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP
filed 1996-05-10
CIK 818789

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
- ---   Exchange Act of 1934

      For the quarterly period ended March 31, 1996 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ________________ to __________________

      Commission File Number:  0-16918


            AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



        Delaware                                                  47-0713310
- --------------------------------------------------------------------------------
(State or other jurisdiction                                    (IRS Employer
of incorporation or organization)                            Identification No.)

1004 Farnam Street, Omaha, Nebraska                                  68102
- --------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                (402) 444-1630
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                                   FORM 10-Q

                                 MARCH 31, 1996



                               TABLE OF CONTENTS


                                                                                   PAGE
PART I.    FINANCIAL INFORMATION

 Item 1.   Financial Statements

           Consolidated Balance Sheets
           March 31, 1996 and December 31, 1995..................................   1

           Consolidated Statements of Operations
           For the quarters ended March 31, 1996 and March 31, 1995..............   2

           Consolidated Statement of Partners' Capital
           For the three months ended March 31, 1996.............................   3

           Consolidated Statements of Cash Flows
           For the three months ended March 31, 1996 and March 31, 1995..........   4

           Notes to Consolidated Financial Statements............................   5


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................................   7

PART II    OTHER INFORMATION

 Item 1.   Legal Proceedings.....................................................  13

 Item 6.   Exhibits and Reports on Form 8-K......................................  13

SIGNATURES.......................................................................  15


    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

- -------------------------------------------------------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------------------------
                                                      March 31, 1996            December 31, 1995
- -------------------------------------------------------------------------------------------------
Assets
 Cash and amounts due from depository institutions    $   22,882,479            $   27,115,665
 Federal funds sold                                        8,800,000                24,700,000
 Securities purchased under agreements to resell           5,400,000                20,500,000
 Investments held to maturity                             39,996,869                39,995,619
 Mortgage-backed securities, net
  Held to maturity                                       724,264,345               763,770,159
  Available-for-sale                                      49,567,305                52,031,990
 Loans receivable, net                                 1,422,944,210             1,431,180,207
 Loans held for sale                                       2,210,118                   403,000
 Accrued interest receivable                              13,849,441                13,500,436
 Premises and equipment, net                               9,293,005                 9,535,178
 Federal Home Loan Bank stock, at cost                    20,876,200                21,508,600
 Real estate held for sale or investment, net              2,385,712                 2,385,712
 Real estate owned, net                                    2,229,341                 2,542,684
 Other assets                                              8,414,187                 7,784,114
- ----------------------------------------------------------------------------------------------

   Total Assets                                       $2,333,113,212            $2,416,953,364
- ----------------------------------------------------------------------------------------------

Liabilities and Partners' Capital
 Customer deposits                                    $1,753,330,202            $1,704,466,523
 Securities sold under agreements to repurchase          154,989,000               206,856,000
 Other borrowings                                        229,419,627               310,087,421
 Distributions payable                                     2,436,725                 2,436,725
 Other liabilities and accrued expenses                   18,116,295                21,433,023
- ----------------------------------------------------------------------------------------------

   Total Liabilities                                   2,158,291,849             2,245,279,692
- ----------------------------------------------------------------------------------------------

Redeemable Preferred Stock; Series A, no par value;
  200,000 shares issued; $20 million liquidation value    16,066,335                15,541,988

Partners' Capital:
 General Partner                                           5,359,528                 4,883,801
 Beneficial Unit Certificate (BUC) Holders
  6,010,589 BUCs authorized, issued and outstanding      153,395,500               151,247,883
- ----------------------------------------------------------------------------------------------

   Total Partners' Capital                               158,755,028               156,131,684
- ----------------------------------------------------------------------------------------------

Total Liabilities and Partners' Capital                $2,333,113,212           $2,416,953,364
- ----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

- ---------------------------------------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
- ---------------------------------------------------------------------------------------
                                                            For the         For the
                                                         Quarter Ended   Quarter Ended
                                                        March 31, 1996   March 31, 1995
- ---------------------------------------------------------------------------------------
Interest income
 Interest and fees on loans                               $27,214,575      $24,801,442
 Interest on mortgage-backed securities                    13,831,481       12,668,079
 Interest and dividends on investment                       1,202,899        1,212,578
- ---------------------------------------------------------------------------------------

  Total interest income                                    42,248,955       38,682,099
- ---------------------------------------------------------------------------------------

Interest expense
 Interest on deposits                                      19,726,180       17,455,665
 Interest on borrowings                                     6,519,716        7,441,123
 Preferred Stock accretion                                    524,347          482,940
- ---------------------------------------------------------------------------------------

  Total interest expense                                   26,770,243       25,379,728
- ---------------------------------------------------------------------------------------


Net interest income before provision for loan losses       15,478,712       13,302,371
 Provision for loan losses                                    408,321          164,278
- ---------------------------------------------------------------------------------------

Net interest income after provision for loan losses        15,070,391       13,138,093
- ---------------------------------------------------------------------------------------

Non-interest income
 Deposit related fees                                         469,106          543,350
 Loan related fees                                            325,557          389,224
 Gain (loss) on disposition of loans                           46,372           (1,785)
 Other income                                                 577,567        1,097,436
- ---------------------------------------------------------------------------------------

  Total non-interest income                                 1,418,602        2,028,225
- ---------------------------------------------------------------------------------------

Non-interest expense
 Compensation and benefits                                  5,414,787        5,046,887
 Occupancy and equipment                                    2,224,859        2,231,230
 FDIC premiums and special assessments                      1,095,016        1,060,537
 Professional services                                        325,759          184,129
 Advertising and promotion                                    230,148          229,463
 Provision for loss (recovery) on interest
  rate exchange agreements                                   (469,000)           -
 Other expense                                              2,155,244        2,897,108
- ---------------------------------------------------------------------------------------

  Total non-interest expense                               10,976,813       11,649,354
- ---------------------------------------------------------------------------------------

Income before income taxes                                  5,512,180        3,516,964
 Provision for income taxes                                     -                -
- ---------------------------------------------------------------------------------------

Net income                                                 $5,512,180       $3,516,964
- ---------------------------------------------------------------------------------------

Net income allocated to:
 General Partner                                             $598,638       $  199,596
 BUC Holders                                                4,913,542        3,317,368
- ---------------------------------------------------------------------------------------

                                                           $5,512,180       $3,516,964
- ---------------------------------------------------------------------------------------

Net income per BUC                                         $    .8175       $    .5519
- ---------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

- --------------------------------------------------------------------------------------------
                         CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                          For the Three Months Ended March 31, 1996
- --------------------------------------------------------------------------------------------
                                                  General
                                                  Partner       BUC Holders       Total
- --------------------------------------------------------------------------------------------
Balance at December 31, 1995                     $4,883,801    $151,247,883    $156,131,684
Net income                                          598,638       4,913,542       5,512,180
Cash distributions paid or accrued                  (32,489)     (2,404,236)     (2,436,725)
Net unrealized losses on available-for-sale
   mortgage-backed securities                       (90,422)       (361,689)       (452,111)
- --------------------------------------------------------------------------------------------

Balance at March 31, 1996                        $5,359,528    $153,395,500    $158,755,028
- --------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

- --------------------------------------------------------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------------------------------
                                                                         For the Three    For the Three
                                                                         Months Ended      Months Ended
                                                                        March 31, 1996    March 31, 1995
- --------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                               $  5,512,180      $  3,516,964
Adjustments to reconcile net income to net cash
  provided by operating activities
  Amortization of:
   Investments and mortgage-backed securities net premium                     652,442            57,940
   Loan (discount) premium                                                    213,856          (487,318)
   Intangibles                                                                328,757           334,992
  Proceeds from sale of loans originated and held for sale                  2,376,272           979,315
  Originations of loans held for sale                                      (4,137,018)       (1,245,750)
  Loss on sale of real estate owned                                            71,226              -
  (Gain) loss on disposition of mortgage loans                                (46,372)            1,785
  Provision for loan losses                                                   408,321           164,278
  Provision for loss (recovery) on interest rate exchange agreements         (469,000)             -
  Increase in accrued interest receivable                                    (349,005)         (529,805)
  Decrease in accrued interest payable                                     (1,093,587)       (1,132,425)
  Depreciation and amortization of premises and equipment                     439,987           539,400
  Increase in other assets                                                   (958,829)         (211,054)
  Decrease in other liabilities                                            (1,754,140)       (4,582,476)
  Other, net                                                                  222,472           207,817
- --------------------------------------------------------------------------------------------------------

Total adjustments                                                          (4,094,618)       (5,903,301)
- --------------------------------------------------------------------------------------------------------

  Net cash provided (used) by operating activities                          1,417,562        (2,386,337)
- --------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Loans originated and held for investment                                (52,772,363)      (24,074,375)
  Purchases of mortgage-backed securities                                 (14,547,696)             -
  Purchases of real estate loans                                          (18,734,272)         (869,897)
  Purchases of premises and equipment                                        (223,687)         (337,728)
  Principal payments on mortgage-backed securities                         55,412,391        25,258,556
  Principal payments on loans                                              78,300,824        46,686,348
  Proceeds from maturities of securities
    purchased under agreements to resell                                       -              3,000,000
  Proceeds from sale of Federal Home Loan Bank Stock                          911,200             -
  Proceeds from sales of real estate owned                                    831,629         3,193,194
  Other, net                                                                  279,066           317,829
- --------------------------------------------------------------------------------------------------------

  Net cash provided by investing activities                                49,457,092        53,173,927
- --------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Net increase (decrease) in checking, money market accounts
   and passbook savings                                                    49,486,802       (20,267,800)
  Proceeds from issuance of certificates of deposits                       38,497,270        66,792,340
  Payments for maturing on early withdrawal
   of certificates of deposits                                            (39,120,393)      (64,112,743)
  Net decrease in short-term repurchase agreements                        (51,867,000)      (54,061,000)
  Decrease in Federal Home Loan Bank advances                             (80,667,794)            -
  Capital distributions                                                    (2,436,725)       (2,436,725)
- --------------------------------------------------------------------------------------------------------

  Net cash used by financing activities                                   (86,107,840)      (74,085,928)
- --------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                 (35,233,186)      (23,298,338)
Cash and cash equivalents at beginning of period                           72,315,665        64,561,654
- --------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                               $ 37,082,479      $ 41,263,316
- --------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
Non cash investing and financing activities:
   Additions to real estate acquired through foreclosure                 $    734,259      $  1,073,568
   Additions to consumer loan acquired in
      settlement of loans                                                $     26,350      $     33,704

Cash paid for interest (including interest credited)                     $ 27,419,918      $ 26,187,410
Cash paid for alternative income and minimum
   franchise taxes                                                       $    210,000      $     95,000
- --------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

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

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (primarily consisting of normal recurring accruals) necessary for a fair presentation of the Partnership's financial condition as of March 31, 1996, and the results of its operations for the quarters ended March 31, 1996 and 1995.

3.  ALLOWANCE FOR LOAN LOSSES

    The Partnership recorded loan loss provisions of approximately $408,000 and $164,000 for the quarters ended March 31, 1996 and 1995, respectively. At March 31, 1996 and December 31, 1995, the Partnership maintained loan loss reserves of approximately $7.1 million and $6.9 million, respectively. Management believes that reserves are adequate given the composition, credit characteristics and loss experience of the loan portfolio.

4.  INTEREST RATE EXCHANGE AGREEMENTS

    The Partnership entered into interest rate exchange agreements to reduce the impact of future fluctuations in interest rates on fixed rate mortgages funded by variable rate liabilities. The floating rates to be received by the Partnership under the terms of the these agreements are reset monthly, quarterly or semi-annually and are generally indexed to the FHLB Eleventh District Cost of Funds index or the one or three month London Interbank Offered Rate ("LIBOR").

    In 1993, the sustained decline in interest rates in the general economy and the resulting prepayment of mortgage loans associated with the interest rate exchange agreements caused Eureka to establish a liability based on the estimated fair value of interest rate exchange agreements that were no longer deemed effective as hedges. During the quarter ended March 31, 1996, Eureka recorded to non-interest expense, a recovery on interest rate exchange agreements of approximately $469,000 to reflect the effect of interest rate increases on the market value of Eureka's related obligations. No such adjustment was necessary for the quarter ended March 31, 1995. The recorded liability for the interest rate exchange agreements totaled approximately $2.3 million and $3.4 million at March 31, 1996 and 1995, respectively. Net interest payable on interest rate exchange agreements was $1.0 million and $700,000 at March 31, 1996 and December 31, 1995, respectively, and was included in other liabilities and accrued expenses.

    Net interest expense on interest rate exchange agreements is included as an adjustment to interest income on loans. For the quarters ended March 31, 1996 and 1995, net interest paid or accrued on interest rate exchange agreements totaled approximately $126,000 and $1.0 million, respectively. The decrease in net interest expense and net interest paid or accrued on interest rate exchange agreements is primarily due to the expiration of some of these agreements. The notional

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

    amount of interest rate exchange agreements outstanding was $125 million and $278 million at March 31, 1996 and 1995, respectively.

5.  CAPITAL

    In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," securities classified as available-for-sale are carried at fair market value with the unrealized gain or loss recorded in partners' capital. The net unrealized loss at March 31, 1996 approximated $341,000 after reflecting a decrease in market value of approximately $452,000 for the quarter ended March 31, 1996.

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

                                                         Allocation to
          Non-compounded cumulative return of:  BUC Holders : General Partner
          ------------------------------------  -----------------------------
               Up to 8%                                     99 : 1
               >8% to 10%                                   90 : 10
               >10% to 12%                                  80 : 20
               >12%                                         75 : 25

    Cash distributions paid or accrued during the three months ended March 31, 1996 totaled $.40 per BUC, or an 8% per annum return based on original contributions of $20 per BUC. Future distributions are expected to be made principally from dividends paid to the Partnership by AFEH. AFEH funds these dividends by receipt of dividends from Eureka, the payment of which is subject to regulatory limitation. Accordingly, it is not possible to estimate the level of cash distributions to BUC Holders over the long term.

7.  TRANSACTIONS WITH RELATED PARTIES

    The Partnership and AFEH reimburse AFCA-5 for certain costs and expenses incurred in connection with the operation of the Partnership, including legal and accounting fees and other administrative costs. The amount of such expenses incurred by AFCA-5 subject to reimbursement by the Partnership or AFEH was $191,000 and $158,047 for the quarters ended March 31, 1996 and 1995, respectively.

    AFEH, Eureka and an affiliate of AFCA-5, America First Service Corporation ("AFSC"), have entered into a licensing agreement through which AFSC provides services to AFEH and Eureka, including: earnings improvement studies, management enhancement programs, development of marketing programs, product development and similar business, economic and financial advice and consultation. AFEH is committed to pay an annual fee equal to 0.5% of Eureka's interest income and other income without deduction for interest and other expenses. For the quarters ended March 31, 1996 and 1995, $217,881 and $203,411, respectively, of the annual fee had been paid or accrued.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY


- --------------------------------------------------------------------------------
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

FINANCIAL CONDITION

At March 31, 1996, Partnership assets were approximately $2.3 billion, which was approximately $84 million lower than the level at December 31, 1995, and consisted primarily of the assets and liabilities of Eureka. Significant changes in the composition of the balance sheet included the following:

 .  Net loans receivable, loans held for sale and net mortgage-backed securities
   ("MBS") decreased approximately $48.4 million during the three months ended March 31, 1996. The net decreases in the loan and MBS portfolio were primarily due to prepayments. During the three months ended March 31, 1996, Eureka originated (net of sales) $15.4 million and $38.7 million in retail and wholesale loans, respectively. Management believes that wholesale loan originations will continue to be a significant percentage of total loan originations through 1996. Wholesale loan originations enable Eureka to add assets that meet its credit quality guidelines within its market area. Purchased loans and MBS for the three months ended March 31, 1996 totaled $18.0 million and $14.3 million, respectively. Repayments of $79.4 million and $55.4 million were recorded in the mortgage loan and MBS portfolios, respectively, during the three months ended March 31, 1996.

 . Retail deposits increased approximately $49 million since December 31, 1995 and totaled $1.8 billion at March 31, 1996. This increase is primarily due to deposit promotions in the first quarter of 1996.

 . Securities sold under agreements to repurchase and other borrowings decreased approximately $132.5 million during the first three months of 1996 from $516.9 million at December 31, 1995 to $384.4 million at March 31, 1996. As of March 31, 1996, other liabilities decreased by $3.3 million from December 31, 1995, primarily due to reductions of approximately $1.1 million in the interest rate exchange agreements liability, $1.0 million for accrued interest on borrowings, and payments of taxes and insurance received from borrowers.

At March 31, 1996 and December 31, 1995, the loan-to-deposit ratio was 81%. Loans, MBS, federal funds sold and investments comprised approximately 97% of Partnership assets at March 31, 1996 and December 31, 1995.

Cash distributions paid or accrued during the three months ended March 31, 1996 totaled $.40 per BUC, or an 8% per annum return based on original contributions of $20 per BUC. Future distributions are expected to be made principally from dividends paid to the Partnership by AFEH. AFEH funds these dividends by receipt of dividends from Eureka, the payment of which is subject to regulatory limitation. Accordingly, it is not possible to estimate the level of cash distributions to BUC Holders over the long term.

ASSET QUALITY

The allowance for loan losses was $7.1 million and $6.9 million, or .50% and
 .48% of loans outstanding at March 31, 1996 and December 31, 1995, respectively. Non-performing assets (loans which were 90 or more days delinquent and real estate acquired through foreclosure) were approximately $10.2 million and $8.9 million, or .44% and .37% of total assets at March 31, 1996 and December 31, 1995, respectively. This compares favorably to 1.05% for non-performing assets as of December 31, 1995, for thrifts located in California as reported by the Office of Thrift Supervision ("OTS"). The ratio of loan loss reserves to non-performing loans was 89.62% at March 31, 1996 compared to 107.66 % at December 31, 1995. Management believes that reserves are adequate given the composition, credit characteristics and loss experience of the loan portfolio.

The level of loans 30 days or more delinquent remained low at approximately $12.6 million or .88% of loans at March 31, 1996, compared to approximately $12.1 million or .84% of loans at December 31, 1995. This compares favorably to 1.70% for loans 30 days or more delinquent as of December 31, 1995, for thrifts located in California as reported by the OTS.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY


Loans 30 days or more delinquent at March 31, 1996 included $9.7 million in mortgage loans collateralized by 1-4 family residences.

RESULTS OF OPERATIONS

Net income for the quarters ended March 31, 1996 and 1995 was approximately $5.5 million and $3.5 million, respectively. Net income per BUC for the quarters ended March 31, 1996 and 1995 was $.8175 and $.5519, respectively.

NET INTEREST INCOME

Net interest income before the provision for loan losses for the quarters ended March 31, 1996 and 1995, was approximately $15.5 million and $13.3 million, respectively.

Net interest income is the Partnership's principal income component and is determined by the relative levels of, and interest rates paid on, interest earning assets and interest bearing liabilities. Average interest earning assets were approximately $2.3 billion for the quarters ended March 31, 1996 and 1995. The net interest margin, the net yield on average assets, for the three months ended March 31, 1996 was 2.58% compared to 2.22% for the same period a year earlier. The net interest margin improved in the first quarter of 1996 as compared to the first quarter of 1995, as earnings on adjustable rate mortgage loans increased and the cost of funds was stable. The notional amount of interest rate exchange agreements decreased from $278 million at March 31, 1995 to $125 million at March 31, 1996 which decreased the net interest expense on interest rate exchange agreements from $1.0 million to $126,000 for the quarters ended March 31, 1995 and 1996, respectively. The reduction in net interest expense on interest rate exchange agreements contributed to a higher net interest margin for the first quarter of 1996 as compared to the same period in 1995. The net interest received or paid on these contracts is reflected as an adjustment to interest income on loans receivable (see Note 4 of Notes to Consolidated Financial Statements).

PROVISION FOR LOAN LOSSES

The Partnership recorded loan loss provisions of approximately $408,000 and $164,000 for the quarters ended March 31, 1996 and 1995, respectively. Net loan charge-offs were $104,000 and $411,000 for the quarters ended March 31, 1996 and 1995, respectively. Of the total net charge-offs recorded during the quarter ended March 31, 1996, $13,000 were for Eureka's consumer loan portfolio, as compared to $257,000 for the quarter ended March 31, 1995. During the third quarter of 1995, Eureka sold its credit card portfolio. Future provisions and charge-offs for the consumer loan portfolio are expected to continue to decline due to the sale of the credit card portfolio. Mortgage loan charge-offs totaled $91,000 for the quarter ended March 31, 1996, compared to $154,000 for the same period in 1995.

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

NON-INTEREST INCOME

The principal components of non-interest income are deposit and loan related fee income, gain on the disposition of loans and other income. Non-interest income totaled approximately $1.4 million for the quarter ended March 31, 1996, compared to $2.0 million for the same period in 1995.

Deposit and loan related fees for the quarter ended March 31, 1996 were approximately $800,000, compared to $900,000 for the same period in 1995. This decrease was primarily due to the sale of the credit card portfolio in the third quarter of 1995 and the resulting reduction in fees.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY


Fixed rate loans which meet the FHLMC lending requirements, "conforming loans," are originated by Eureka for sale in the secondary mortgage market. The net gain from Eureka's loan sale activities was approximately $46,000 for the quarter ended March 31, 1996, on sales of loans of approximately $2.6 million. During the comparable period a year earlier, Eureka sold conforming loans with principal balances which totaled $1.0 million at a net loss of approximately $2,000. The increase in loan sale transactions and related income was due, in part, to the securitization and attractive interest rate pricing on conforming loans.

Other non-interest income for the quarter ended March 31, 1996 was approximately $600,000, compared to $1.1 million for the same period in 1995. Other non-interest income included rental income, fee income from Eureka Financial Services Inc., (a Eureka subsidiary licensed to sell mutual funds and insurance annuities), income from real estate held for investment, gain on sale of real estate foreclosed, and other non-operating income items. Net gain (loss) on the sale of REO for the quarter ended March 31, 1996 was ($71,000), compared to $163,000 for the same period in 1995. Other income includes $290,000 for the three months ended March 31, 1995 for the reduction of previously established reserves no longer deemed necessary. No similar adjustments were recorded for the quarter ended March 31, 1996.

NON-INTEREST EXPENSE

The principal components of non-interest expense are compensation and benefits expenses, occupancy and equipment expenses, FDIC insurance premiums, professional and advertising expenses, provision for loss (recovery) on interest rate exchange agreements and other administrative expenses. Non-interest expense for the quarter ended March 31, 1996 was approximately $11.0 million, compared to $11.6 million for the same period in 1995.

Compensation and benefits expenses were approximately $5.4 million for the quarter ended March 31, 1996, compared to approximately $5.0 million for the quarter ended March 31, 1995. This increase is primarily due to increases in base compensation in the first quarter of 1996 as compared to the same period in 1995.

Non-interest expense for the quarter ended March 31, 1996 included adjustments to the interest rate exchange agreements liability established in 1993. During the quarter ended March 31, 1996, recoveries of approximately $469,000 were recorded to reduce the interest rate exchange agreements liability to reflect the effect of interest rate increases on the market value of Eureka's obligations under the interest rate exchange agreements. No such adjustment was necessary for the quarter ended March 31, 1995.

Occupancy and equipment expenses totaled $2.2 million for the quarters ended March 31, 1996 and 1995. FDIC insurance premiums, professional and advertising expenses, and other expenses were approximately $3.8 million for the quarter ended March 31, 1996, compared to $4.4 million for the same period in 1995. Other expenses for the quarter ended March 31, 1995 included an adjustment for nonrecurring expenses of $400,000. A comparable adjustment was not necessary for the quarter ended March 31, 1996.

PROVISION FOR INCOME TAXES

Due to the net operating loss carryforwards available to AFEH arising from the acquisition of Eureka, AFEH does not expect to pay any regular income taxes in 1996. AFEH's alternative minimum taxes totaled $210,000 for the quarter ended March 31, 1996. Alternative minimum taxes paid by AFEH are recorded as prepaid expenses in other assets as they result in tax credits with an indefinite life and will be used to offset future tax liabilities.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY


ASSET/LIABILITY MANAGEMENT

Eureka's Asset and Liability Committee ("ALCO") has responsibility for managing Eureka's assets and liabilities in a manner which balances profitability and risk (including interest rate risk). ALCO operates within policies and risk limits prescribed by the Board of Directors. ALCO's principal activities include:

 . Measuring and monitoring the expected impact of market interest rates on the Eureka's net interest margin.

 .  Establishing target pricing, volume, and business mix of loans and deposits.

 . Emphasizing adjustable rate mortgages ("ARMs") and retail deposits as opposed to fixed rate mortgages and other borrowings.

 . Utilizing financial models to project, measure and evaluate profitability/risk decisions.

INTEREST RATE RISK

Financial institutions (such as Eureka) are subject to interest rate risk when interest-bearing liabilities "reprice" or mature at different times or with different indexes than do interest-earning assets. Eureka's objective and strategy in this regard is to balance the effective maturities (or repricing bases) of assets and liabilities such that the Eureka's capital base is protected in the event of significant changes in interest rates and/or market conditions. Eureka utilizes a comprehensive simulation of projected interest income and expense under alternative market scenarios to assess its interest rate exposure. This analysis incorporates expectations about how borrowers and depositors will increase or pay down their balances as a result of the simulated rate changes, and reflects the impact of those rate changes on the market value of securities and other investments.

An additional measure of the Eureka's interest rate exposure is the interest rate gap (the difference between the amount of assets and liabilities which reprice or mature within a specified time period, e.g. one year). At March 31, 1995, Eureka's one-year and three-year interest rate gaps were a negative 4% (assets expected to reprice in the next 12 months or 36 months were only 96% of liabilities which were expected to reprice during the same period). These gaps suggested margins would be reduced slightly if overall interest rates were to move upwards. At March 31, 1996, Eureka's one-year and three-year interest rate gaps were neutral (approximately zero). At March 31, 1996, Eureka had more ARMS's as a percentage of total loans and a higher concentration of retail deposits as compared to securities sold under agreement to repurchase and other borrowings, however, the notional amount of interest rate exchange agreements (paying fixed rates, receiving adjustable rates) was lower.

LIQUIDITY

Eureka derives its liquidity primarily from loan repayments, customer deposits, FHLB advances and securities sold under agreements to repurchase. Eureka manages its liquidity through the coordination of the relative maturities of assets and liabilities. The sources of liquidity are influenced by various uncertainties, primarily market interest rates. Eureka continually evaluates its sources of funds, and a decline in any one source of funds generally can be offset by an alternate source, although potentially at a different cost. Resources committed at March 31, 1996 consisted of approximately $37.2 million in loan funding commitments. Management believes that existing liquidity and other capital resources are adequate to fund existing and anticipated commitments existing at March 31, 1996.

Regulations require a savings institution to maintain a liquidity ratio of at least five percent of cash and specified securities to net withdrawable accounts and borrowings due in one year. For the month of March 31, 1996, Eureka's liquidity ratio was 5.74% compared to 5.38% for the month of December 1995.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY


CAPITAL REQUIREMENTS

Regulations require that savings institutions meet three separate capital tests: a risk-based capital standard, a core capital standard and a tangible capital standard. At March 31, 1996, Eureka maintained regulatory capital as follows:

                                                                         (000's)
                                        --------------------------------------------------------------------------
                                               Tangible                    Core                  Risk-Based
                                               Capital                    Capital                 Capital
                                        ---------------------     ----------------------   -----------------------
                                                                                                          % of
                                                       %                          %                    Risk-Based
                                         Amount     of Assets      Amount      of Assets    Amount       Assets
                                        --------   ----------     --------     ---------   --------    ----------
GAAP capital                            $152,453                  $152,453                 $152,453
Non-allowable assets:
 Intangible assets                        (3,988)                   (3,988)                  (3,988)
 Non-includable Subsidiaries              (2,689)                   (2,689)                  (2,689)
Net unrealized loss on securities
 available for sale                          341                       341                      341
Allowance for loan losses                      -                         -                    4,281
                                        --------        ----      --------         ----    --------
Computed regulatory capital              146,117        6.30%      146,117         6.30%    150,398         15.08%
Minimum capital requirement               34,773        1.50%       69,547         3.00%     79,764          8.00%
                                        --------        ----      --------         ----    --------        ------
Excess regulatory capital               $111,344        4.80%     $ 76,570         3.30%   $ 70,634          7.08%
                                        ========        ====      ========         ====    ========        ======

RECENT ACCOUNTING PRONOUNCEMENTS

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

DEPOSIT INSURANCE AND OTHER MATTERS

Eureka's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount provided by law through the Savings Association Insurance Fund ("SAIF"). For the three months ended March 31, 1996, Eureka paid

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY


deposit insurance premiums to the SAIF of $966,000 based on an annual assessment rate of .23% of covered deposits. In contrast, the FDIC lowered the deposit assessment rate for well capitalized Bank Insurance Fund ("BIF")-insured institutions to 0% of covered deposits, effective January 1, 1996. These reductions could provide most commercial banks competitive advantages over institutions with deposits that are primarily SAIF-insured (such as Eureka).

Although SAIF recapitalization provisions were included in initial drafts of both House and Senate versions of 1996 federal budget bills, the final bills passed by both houses in April did not include any such recapitalization provisions. Under previous versions of these bills, the SAIF would have been recapitalized through a combined approach of imposing a one-time special assessment on SAIF-insured institutions, and an incremental pro-rata charge on SAIF-insured institutions, and commercial banks insured under the BIF, to be used to pay the interest on Financing Corporation ("FICO") bonds issued as part of the 1989 savings association rescue package adopted under FIRREA. The SAIF recapitalization provisions would have imposed a one-time special assessment of approximately 80 basis points on deposits held by SAIF-insured institutions as of March 31, 1995, payable not later than 60 days after the enactment of the legislation. These provisions also would have provided for a merger of BIF and SAIF by no later than January 1998, provided that no insured savings associations are in existence on that date.

Because President Clinton is seeking to enact SAIF recapitalization legislation by year-end, it is possible that these provisions may be added to pending bills. If these provisions or substantially similar provisions are enacted this year, Eureka would be subject to the special assessments levied on SAIF-insured institutions and would be required to pay approximately $13.4 million, which would be a charge to income.

Pending health insurance reform legislation currently includes provisions that would repeal the thrift bad debt reserve method of calculation under the Internal Revenue Code, effective for tax years beginning after December 31, 1995. If enacted, most large savings associations (including Eureka) would be required to change to the specific charge-off method of accounting for bad debts and would be required to recapture statutory "excess reserves" as provided in the bills. In light of the exclusion of the SAIF recapitalization provisions from 1996 budget legislation, it remains to be seen whether these accounting and bad debt reserve provisions will remain in the health insurance legislation. Enactment of such provisions, however, would have a negligible impact on Eureka.

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

              4(b) Form of Certificate of Beneficial Unit Certificate (incorporated herein by reference to Amendment No. 3 to the Registration Statement on Form S-1 filed March 31, 1987 with the Securities and Exchange Commission by America First Financial Fund 1987-A Limited Partnership (Commission File No. 33-10286)).

              10(a). Custody Agreement dated August 3, 1987 (incorporated herein by reference to Form 10-K dated December 31, 1987 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Financial Fund 1987-A Limited Partnership (Commission File No. 0-16918)).

              10(b). Agreement between America First Capital Associates Limited Partnership Five and Stephen McLin (incorporated herein by reference to Amendment No. 3 to the Registration Statement on Form S-1 filed March 31, 1987 with the Securities and Exchange Commission by America First Financial Fund 1987-A Limited Partnership (Commission File No. 33-10286)).

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

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY


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

              27.  Financial Data Schedule.


     (b) The Partnership did not file any Current Reports on Form 8-K during the first quarter of 1996.

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

                                     AMERICA FIRST FINANCIAL FUND
                                     1987-A LIMITED PARTNERSHIP

                                     By    America First Capital
                                           Associates Limited
                                           Partnership Five, General
                                           Partner of the Registrant

                                     By    AFCA-5 Management Corporation,
                                           General Partner of America First
                                           Capital Associates Limited
                                           Partnership Five



Date: May 9, 1996                    By   /s/ George H. Krauss
                                          -----------------------------------
                                          George H. Krauss
                                          Chairman of the Board of Directors
                                          and Secretary (Principal Executive
                                          Officer)



Date: May 9, 1996                    By   /s/ J. Paul Bagley
                                          -----------------------------------
                                          J. Paul Bagley
                                          Director, President and Treasurer
                                          (Principal Financial Officer)