Form 10-Q
period 1996-06-30
AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP
filed 1996-08-09
CIK 818789

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



   X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
- --------
           Exchange Act of 1934

           For the quarterly period ended June 30, 1996 or

- --------   Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

           For the transition period from _____________ to _______________

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

                                   FORM 10-Q

                                 JUNE 30, 1996



                               TABLE OF CONTENTS


                                                                        PAGE
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets
           June 30, 1996 and December 31, 1995.........................    1

           Consolidated Statements of Operations
           For the quarters ended June 30, 1996 and June 30, 1995
           and for the six months ended June 30, 1996 and
           June 30, 1995...............................................    2

           Consolidated Statement of Partners' Capital
           For the six months ended June 30, 1996......................    3

           Consolidated Statements of Cash Flows
           For the six months ended June 30, 1996 and June 30, 1995....    4

           Notes to Consolidated Financial Statements..................    5


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................    7


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings...........................................   13

Item 6.    Exhibits and Reports on Form 8-K............................   13


           SIGNATURES..................................................   15

        AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

- --------------------------------------------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------------
                                                     June 30, 1996   December 31, 1995
- --------------------------------------------------------------------------------------
Assets
  Cash and amounts due from depository institutions    $   27,452,137   $   27,115,665
  Federal funds sold                                       11,000,000       24,700,000
  Securities purchased under agreements to resell           5,300,000       20,500,000
  Investments held to maturity                             39,998,119       39,995,619
  Mortgage-backed securities, net
     Held to maturity                                     669,402,076      763,770,159
     Available-for-sale                                    47,108,093       52,031,990
  Loans receivable, net                                 1,413,938,835    1,431,180,207
  Loans held for sale                                         983,350          403,000
  Accrued interest receivable                              13,014,896       13,500,436
  Premises and equipment, net                               9,152,357        9,535,178
  Federal Home Loan Bank stock, at cost                    21,169,300       21,508,600
  Real estate held for sale, net                            2,462,212        2,385,712
  Real estate owned, net                                    3,669,028        2,542,684
  Other assets                                              9,402,843        7,784,114
- --------------------------------------------------------------------------------------
   Total Assets                                        $2,274,053,246   $2,416,953,364
- --------------------------------------------------------------------------------------

Liabilities and Partners' Capital
  Customer deposits                                    $1,795,528,501   $1,704,466,523
  Securities sold under agreements to repurchase           91,554,000      206,856,000
  Other borrowings                                        189,055,077      310,087,421
  Distributions payable                                     2,436,724        2,436,725
  Other liabilities and accrued expenses                   17,642,538       21,433,023
 --------------------------------------------------------------------------------------
     Total Liabilities                                  2,096,216,840    2,245,279,692
- --------------------------------------------------------------------------------------
Redeemable Preferred Stock; Series A, no par value;
  200,000 shares issued; $20 million liquidation value     16,608,373       15,541,988

Partners' Capital:
  General Partner                                           5,805,190        4,883,801
  Beneficial Unit Certificate (BUC) Holders
     6,010,589 BUCs authorized, issued and outstanding    155,422,843      151,247,883
- --------------------------------------------------------------------------------------
   Total Partners' Capital                                161,228,033      156,131,684
- --------------------------------------------------------------------------------------

Total Liabilities and Partners' Capital               $ 2,274,053,246   $2,416,953,364
- --------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

- ---------------------------------------------------------------------------------------------------------------
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
- ---------------------------------------------------------------------------------------------------------------
                                              For the           For the         For the Six      For the Six
                                           Quarter Ended     Quarter Ended     Months Ended     Months Ended
                                           June 30, 1996     June 30, 1995     June 30, 1996    June 30, 1995
- ---------------------------------------------------------------------------------------------------------------
Interest income
  Interest and fees on loans                  $26,535,593       $25,612,698       $53,750,168       $50,414,140
  Interest on mortgage-backed securities       12,685,584        13,225,414        26,517,065        25,893,493
  Interest and dividends on investment          1,167,539         1,016,781         2,370,438         2,229,359
- ---------------------------------------------------------------------------------------------------------------
    Total interest income                      40,388,716        39,854,893        82,637,671        78,536,992
- ---------------------------------------------------------------------------------------------------------------
Interest expense
  Interest on deposits                         20,332,828        18,690,952        40,059,008        36,146,617
  Interest on borrowings                        4,807,502         7,320,254        11,327,218        14,761,377
  Preferred Stock accretion                       542,038           482,941         1,066,385           965,881
- ---------------------------------------------------------------------------------------------------------------
    Total interest expense                     25,682,368        26,494,147        52,452,611        51,873,875
- ---------------------------------------------------------------------------------------------------------------
Net interest income before provision
  for loan losses                              14,706,348        13,360,746        30,185,060        26,663,117
 Provision for loan losses                        371,892           187,933           780,213           352,211
- ---------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                              14,334,456        13,172,813        29,404,847        26,310,906
- ---------------------------------------------------------------------------------------------------------------
Non-interest income
  Deposit related fees                            452,633           513,444           921,739         1,056,794
  Loan related fees                               386,887           381,071           712,444           770,295
  Gain on disposition of loans                    107,196            45,939           153,568            44,154
  Other income                                    984,573         1,936,289         1,517,140         3,033,725
- ---------------------------------------------------------------------------------------------------------------
    Total non-interest income                   1,931,289         2,876,743         3,304,891         4,904,968
- ---------------------------------------------------------------------------------------------------------------
Non-interest expense
  Compensation and benefits                     5,251,739         4,917,029        10,666,526         9,963,916
  Occupancy and equipment                       2,088,885         2,234,373         4,313,744         4,465,603
  FDIC premiums and special assessments         1,084,930         1,060,536         2,179,946         2,121,073
  Professional services                           212,396           347,118           538,154           530,247
  Advertising and promotion                       295,809           398,557           525,957           628,020
  Provision for loss(recovery) on interest
     rate exchange agreements                    (100,000)        1,029,000          (569,000)        1,029,000
  Other expense                                 2,103,831         2,601,872         4,214,076         5,499,980
- ---------------------------------------------------------------------------------------------------------------
    Total non-interest expense                 10,937,590        12,588,485        21,869,403        24,237,839
- ---------------------------------------------------------------------------------------------------------------
Income before income taxes                      5,328,155         3,461,071        10,840,335         6,978,035
  Provision for income taxes                        -                  -               -                  -
- ---------------------------------------------------------------------------------------------------------------
Net income                                    $ 5,328,155       $ 3,461,071      $ 10,840,335       $ 6,978,035
- ---------------------------------------------------------------------------------------------------------------
Net income allocated to:
  General Partner                             $   561,836       $   188,418      $  1,160,474       $   388,014
  BUC Holders                                   4,766,319         3,272,653         9,679,861         6,590,021
- ---------------------------------------------------------------------------------------------------------------
                                              $ 5,328,155       $ 3,461,071      $ 10,840,335       $ 6,978,035
- ---------------------------------------------------------------------------------------------------------------
Net income per BUC                            $     .7930       $     .5445      $     1.6105       $    1.0964
- ---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY


- --------------------------------------------------------------------------------------------
                        CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                          For the Six Months Ended June 30, 1996
- --------------------------------------------------------------------------------------------
                                               General
                                               Partner         BUC Holders         Total
- ---------------------------------------------------------------------------------------------
Balance at December 31, 1995                   $4,883,801      $151,247,883      $156,131,684
Net income                                      1,160,474         9,679,861        10,840,335
Cash distributions paid or accrued                (64,978)       (4,808,472)       (4,873,450)
Net unrealized losses on available-for-sale
   mortgage-backed securities                    (174,107)         (696,429)         (870,536)
- ---------------------------------------------------------------------------------------------
Balance at June 30, 1996                       $5,805,190      $155,422,843      $161,228,033
- ---------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

- -------------------------------------------------------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------------------------------
                                                                       For the Six        For the Six
                                                                      Months Ended       Months Ended
                                                                      June 30, 1996      June 30, 1995
- -------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                            $   10,840,335       $  6,978,035
Adjustments to reconcile net income to net cash
  provided by operating activities
  Amortization of:
     Investments and mortgage-backed securities net premium                1,486,400            145,305
     Loan (discount) premium                                                 543,419         (1,083,217)
     Intangibles                                                             631,648            669,984
  Proceeds from sale of loans originated and held for sale                10,240,990          3,476,254
  Originations of loans held for sale                                    (10,667,771)        (3,365,600)
  Gain on disposition of mortgage loans                                     (153,568)           (44,154)
  Provision for loan losses                                                  780,213            352,211
  Provision for loss (recovery) on interest rate exchange agreements        (569,000)         1,029,000
  Decrease (increase) in accrued interest receivable                         485,540         (1,303,110)
  Decrease in accrued interest payable                                    (1,117,177)          (526,859)
  Depreciation and amortization of premises and equipment                    865,617          1,048,853
  Increase in other assets                                                (2,250,376)          (750,097)
  Decrease in other liabilities                                           (2,104,308)        (5,038,693)
  Other, net                                                                 410,630            170,584
- -------------------------------------------------------------------------------------------------------
Total adjustments                                                         (1,417,743)        (5,219,539)
- -------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                9,422,592          1,758,496
- -------------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Loans originated and held for investment                              (113,330,416)       (55,134,398)
  Purchases of mortgage-backed securities                                (14,547,696)       (66,882,437)
  Purchases of real estate loans                                         (21,930,658)        (3,136,168)
  Purchases of premises and equipment                                       (511,709)          (452,720)
  Principal payments on mortgage-backed securities                       111,480,237         51,035,589
  Principal payments on loans                                            148,341,954         94,645,782
  Proceeds from maturities of securities
   purchased under agreements to resell                                       -               3,000,000
  Proceeds from sale of Federal Home Loan Bank Stock                         911,200              -
  Proceeds from sales of real estate owned                                 1,557,501          4,659,649
  Other, net                                                                 189,384            992,169
- -------------------------------------------------------------------------------------------------------
  Net cash provided by investing activities                              112,159,797         28,727,466
- -------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net increase (decrease) in checking, money market accounts
     and passbook savings                                                 45,325,031        (39,219,483)
  Proceeds from issuance of certificates of deposits                     144,005,109        141,088,634
  Payments for maturing or early withdrawal
     of certificates of deposits                                         (98,268,263)      (136,346,887)
  Net (increase) decrease in short-term repurchase agreements           (115,302,000)         6,357,000
  Decrease in Federal Home Loan Bank advances                           (121,032,344)             -
  Capital distributions                                                   (4,873,450)        (4,873,449)
- -------------------------------------------------------------------------------------------------------
  Net cash used by financing activities                                 (150,145,917)       (32,994,185)
- -------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                (28,563,528)        (2,508,223)
Cash and cash equivalents at beginning of period                          72,315,665         64,561,654
- -------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $  43,752,137       $ 62,053,431
- -------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
   Non cash investing and financing activities:
     Additions to real estate acquired through foreclosure             $   2,909,144       $  2,489,574
     Additions to consumer loan acquired in
        settlement of loans                                            $      26,352       $     57,561

     Cash paid for interest (including interest credited)              $  52,657,563       $ 51,687,025
     Cash paid for alternative income and minimum
        franchise taxes                                                $     380,000       $    185,000
- -------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

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

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (primarily consisting of normal recurring accruals) necessary for a fair presentation of the Partnership's financial condition as of June 30, 1996, and the results of its operations and its cash flows for the quarters and six months ended June 30, 1996 and 1995.

3.  ALLOWANCE FOR LOAN LOSSES

    The Partnership recorded loan loss provisions of approximately $372,000 and $780,000 for the quarter and six months ended June 30, 1996, respectively, compared to $188,000 and $352,000 for the same periods in 1995. At June 30, 1996 and December 31, 1995, the Partnership maintained loan loss reserves of approximately $7.2 million and $6.9 million, respectively. Management believes that reserves are adequate given the composition, credit characteristics and loss experience of the loan portfolio.

4.  INTEREST RATE EXCHANGE AGREEMENTS

    The Partnership entered into interest rate exchange agreements arranged predominately in 1988, 1990 and 1991, to reduce the impact of future fluctuations in interest rates on fixed rate mortgages funded by variable rate liabilities. The floating rates to be received by the Partnership under the terms of the these agreements are reset monthly, quarterly or semi-annually and are generally indexed to the FHLB Eleventh District Cost of Funds index or the one or three month London Interbank Offered Rate ("LIBOR").

    In 1993, the sustained decline in interest rates in the general economy and the resulting prepayment of mortgage loans associated with the interest rate exchange agreements caused Eureka to establish a liability based on the estimated fair value of interest rate exchange agreements that were no longer deemed effective as hedges. During the quarter and six months ended June 30, 1996, Eureka recorded to non-interest expense a recovery of approximately $100,000 and $569,000, respectively, to reflect the effect of interest rate increases on the market value of Eureka's related obligations. During the quarter ended June 30, 1995, Eureka recorded to non-interest expense a provision for losses on interest rate exchange agreements of approximately $1.0 million to reflect the effect of interest rate decreases on the market value of Eureka's related obligations deemed ineffective as hedges. The recorded liability for the interest rate exchange agreements totaled approximately $1.7 million and $3.4 million at June 30, 1996 and December 31, 1995, respectively. Net interest payable on interest rate exchange agreements was $600,000 and $700,000 at June 30, 1996 and December 31, 1995, respectively, and was included in other liabilities and accrued expenses.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

Net interest expense on interest rate exchange agreements is included as an adjustment to interest income on loans. For the quarter and six months ended June 30, 1996, net interest paid or accrued on interest rate exchange agreements totaled approximately $687,000 and $1.5 million, respectively, as compared to $1.5 million and $3.8 million for the same periods in 1995. The decrease in net interest expense and net interest paid or accrued on interest rate exchange agreements is primarily due to the expiration of some of these agreements. The notional amount of interest rate exchange agreements outstanding was $100 million and $200 million at June 30, 1996 and 1995, respectively.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

- --------------------------------------------------------------------------------
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

FINANCIAL CONDITION

At June 30, 1996, Partnership assets were approximately $2.3 billion, which was approximately $143 million lower than the level at December 31, 1995, and consisted primarily of the assets of Eureka. Significant changes in the composition of the balance sheet included the following:

 .  Net loans receivable, loans held for sale and net mortgage-backed securities
   ("MBS") decreased approximately $116.0 million during the six months ended June 30, 1996. The net decreases in the loan and MBS portfolio were primarily due to prepayments. During the six months ended June 30, 1996, Eureka originated (net of sales) $34.1 million and $78.9 million in retail and wholesale loans, respectively. Management believes that wholesale loan originations will continue to be a significant percentage of total loan originations through 1996. Wholesale loan originations enable Eureka to add assets which meet its credit quality guidelines within its market area. Purchases of loans and MBS for the six months ended June 30, 1996 totaled $21.2 million and $14.3 million, respectively. Repayments of $147.0 million and $111.5 million were recorded in the mortgage loan and MBS portfolios, respectively, during the six months ended June 30, 1996.

 . Retail deposits increased approximately $91.1 million since December 31, 1995 and totaled $1.8 billion at June 30, 1996. This increase is primarily due to deposit promotions in 1996.

 . Securities sold under agreements to repurchase and other borrowings decreased approximately $236.3 million during the first six months of 1996 from $516.9 million at December 31, 1995 to $280.6 million at June 30, 1996. This decrease was primarily due to asset shrinkage in net loans receivable, loans held for sale and net MBS, and the growth in retail customer deposits during the six months ended June 30, 1996. As of June 30, 1996, other liabilities decreased by $3.8 million from December 31, 1995, primarily due to reductions of approximately $1.7 million in the interest rate exchange agreements liability and $1.1 million for accrued interest on borrowings and deposits.

At June 30, 1996 and December 31, 1995, the loan-to-deposit ratios were 79% and 84%, respectively. Loans, MBS, federal funds sold, securities purchased under agreements to resell and investments comprised approximately 96% and 97% of Partnership assets at June 30, 1996 and December 31, 1995, respectively.

Cash distributions paid or accrued during the quarter ended June 30, 1996 totaled $.40 per BUC. Future distributions are expected to be made principally from dividends paid to the Partnership by AFEH. AFEH funds these dividends by receipt of dividends from Eureka, the payment of which is subject to regulatory limitation. Accordingly, it is not possible to estimate the level of cash distributions to BUC Holders in the future.

ASSET QUALITY

The allowance for loan losses was $7.2 million and $6.9 million, or .50% and
 .48% of gross loans outstanding at June 30, 1996 and December 31, 1995, respectively. Non-performing assets (loans which were 90 or more days delinquent and real estate acquired through foreclosure) were approximately $9.4 million and $8.9 million, or .42% and .37% of total assets at June 30, 1996 and December 31, 1995, respectively. This compares favorably to 1.05% for non-performing assets as of December 31, 1995, for thrifts located in California as reported by the Office of Thrift Supervision ("OTS"). The ratio of loan loss reserves to non-performing loans was 123.91% at June 30, 1996 compared to 107.66% at December 31, 1995. Management believes that reserves are adequate given the composition, credit characteristics and loss experience of the loan portfolio.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

The level of loans 30 days or more delinquent remained low at approximately $10.8 million or .76% of loans at June 30, 1996, compared to approximately $12.1 million or .84% of loans at December 31, 1995. This compares favorably to 1.70% for loans 30 days or more delinquent as of December 31, 1995, for thrifts located in California as reported by the OTS. Loans 30 days or more delinquent at June 30, 1996 included $9.5 million in mortgage loans collateralized by 1-4 family residences.

RESULTS OF OPERATIONS

Net income for the quarter and six months ended June 30, 1996 was approximately $5.3 million and $10.8 million, respectively, as compared to $3.5 million and $7.0 million for the same periods in 1995. Net income per BUC for the quarter and six months ended June 30, 1996 was $.7930 and $1.6105, respectively, as compared to $.5445 and $1.0964 for the same periods in 1995. The increase in net income and net income per BUC for the quarter and six months ended June 30, 1996 as compared to the same period in 1995 is primarily due to increases in the net interest margin.

NET INTEREST INCOME

Net interest income before the provision for loan losses for the quarter and six months ended June 30, 1996 was approximately $14.7 million and $30.2 million, respectively, as compared to $13.4 million and $26.7 million for the same periods in 1995. Net interest income is the Partnership's principal income component and is determined by the relative levels of, and interest rates paid on, interest earning assets and interest bearing liabilities. Average interest earning assets were approximately $2.2 billion and $2.3 billion for the quarter and six months ended June 30, 1996, respectively, compared to approximately $2.3 billion for the quarter and six months ended June 30, 1995.

The net interest margin, the net yield on average assets, for the quarter and six months ended June 30, 1996 was 2.51% and 2.57%, respectively, as compared to 2.30% and 2.26% for the same periods in 1995. The net interest margin improved in the second quarter of 1996 as compared to the second quarter of 1995, as earnings on adjustable rate mortgage loans remained stable and the cost of funds was lower. The notional amount of interest rate exchange agreements decreased from $200 million at June 30, 1995 to $100 million at June 30, 1996, which along with increases in interest rates, decreased the net interest expense on interest rate exchange agreements to $258,000 and $400,000 for the quarter and six months ended June 30, 1996, respectively, as compared to $897,000 and $1.9 million for the same periods in 1995. The reduction in net interest expense on interest rate exchange agreements contributed to a higher net interest margin for the second quarter of 1996 as compared to the same period in 1995. The net interest received or paid on these contracts is reflected as an adjustment to interest income on loans receivable (see Note 4 of Notes to Consolidated Financial Statements).

PROVISION FOR LOAN LOSSES

The Partnership recorded loan loss provisions of approximately $372,000 and $780,000 for the quarter and six months ended June 30, 1996, respectively, as compared to $188,000 and $352,000 for the same periods in 1995. Net loan charge-offs were $260,000 and $364,000 for the quarter and six months ended June 30, 1996, respectively, as compared to $326,000 and $736,000 for the same periods in 1995. Of the total net charge-offs (recoveries) recorded during the quarter and six months ended June 30, 1996, ($7,400) and $5,600 , respectively, were for Eureka's consumer loan portfolio, as compared to charge-offs of $226,000 and $483,000 for the same periods in 1995. Future provisions and charge-offs for the consumer loan portfolio are expected to continue to decline due to the sale of the credit card portfolio, which occurred during the third quarter of 1995. Mortgage loan charge-offs totaled $267,000 and $358,000, respectively, for the quarter and six months ended June 30, 1996, as compared to $99,000 and $253,000 for the same periods in 1995.

Eureka's determination of loan loss reserves and the resulting provision for loan losses are based upon judgments and assumptions regarding various factors including general economic conditions, internal asset review findings, composition of the loan portfolio, historical loss experience and estimates of potential future losses. Management believes that it has

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

provided adequate loan loss reserves to cover potential losses, particularly considering the low level of delinquencies and charge-offs experienced by Eureka over the past five years and continued adherence to strict credit quality control guidelines. The future loss experience related to changes in the economy and interest rate environment, however, cannot be predicted.

NON-INTEREST INCOME

The principal components of non-interest income are deposit and loan related fee income, gains on the disposition of loans and other income. Non-interest income totaled approximately $1.9 million and $3.3 million for the quarter and six months ended June 30, 1996, respectively, compared to $2.9 million and $4.9 million for the same periods in 1995.

Deposit and loan related fees for the quarter and six months ended June 30, 1996 were approximately $840,000 and $1.6 million, respectively, compared to $895,000 and $1.8 million for the same periods in 1995.

Fixed rate loans which meet the FHLMC lending requirements, "conforming loans," are originated by Eureka for sale in the secondary mortgage market. The net gain from Eureka's loan sale activities was approximately $107,000 and $154,000 for the quarter and six months ended June 30, 1996, respectively, on loan sales of approximately $7.5 million and $10.1 million, respectively. During the comparable periods a year earlier, Eureka sold conforming loans with principal balances which totaled $2.4 million and $3.4 million at a net gain of approximately $46,000 and $44,000, respectively. The net gain from loan sale activities of $154,000 for the six months ended June 30, 1996 includes $88,000 of capitalized originated mortgage servicing rights retained by Eureka and recorded in accordance with SFAS No. 122. In addition, the increase in loan sale transactions and related income was also due, in part, to the securitization and attractive interest rate pricing on conforming loans.

Other non-interest income for the quarter and six months ended June 30, 1996 was approximately $985,000, and $1.5 million, respectively, compared to $1.9 million and $3.0 million for same periods in 1995. This variance is primarily due to the fact that other non-interest income includes $1.1 million and $1.4 million for the quarter and six months ended June 30, 1995 for the reduction of previously established reserves no longer deemed necessary. Other non-interest income included rental income, fee income from Eureka Financial Services Inc., (a Eureka subsidiary licensed to sell mutual funds and insurance annuities), income from real estate held for investment, gain on sale of real estate foreclosed, and other non-operating income items. Net gain (loss) on the sale of REO for the quarter and six months ended June 30, 1996 was $39,000 and ($32,000), compared to $74,000 and $237,000 for the same periods in 1995.

NON-INTEREST EXPENSE

The principal components of non-interest expense are compensation and benefits expenses, occupancy and equipment expenses, FDIC insurance premiums, professional and advertising expenses, provision for loss (recovery) on interest rate exchange agreements and other administrative expenses. Non-interest expense for the quarter and six months ended June 30, 1996 was approximately $10.9 million and $21.9 million, compared to $12.6 million and $24.2 million for the same periods in 1995.


Compensation and benefits expenses were approximately $5.3 million and $10.7 million for the quarter and six months ended June 30, 1996, compared to approximately $4.9 million and $10.0 million for the quarter and six months ended June 30, 1995. The increase in 1996 expenses is primarily due to increases in base compensation and adjustments to accruals for bonuses and incentive awards.

Non-interest expense for the quarter and six months ended June 30, 1996 included adjustments to the interest rate exchange agreements liability established in 1993. During the quarter and six months ended June 30, 1996, recoveries of approximately $100,000 and $569,000, respectively, were recorded to reduce the interest rate exchange agreements liability to reflect the effect of interest rate increases on the market value of Eureka's obligations under the interest rate

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

exchange agreements. During the quarter ended June 30, 1995, provisions of approximately $1.0 million were recorded to increase the interest rate exchange agreements liability to reflect the effect of interest rate decreases on the market value of Eureka's obligations under the interest rate exchange agreements deemed ineffective as hedges.

Occupancy and equipment expenses totaled $2.1 million and $4.3 million for the quarter and six months ended June 30, 1996, respectively, as compared to $2.2 million and $4.5 million for the same periods in 1995. FDIC insurance premiums, professional and advertising expenses, and other expenses were approximately $3.7 million and $7.5 million for the quarter and six months ended June 30, 1996, compared to $4.4 million and $8.8 million for the same periods in 1995. Other expenses for the six months ended June 30, 1995 included a nonrecurring adjustment of $400,000.

PROVISION FOR INCOME TAXES

Due to the net operating loss carryforwards available to AFEH arising from the acquisition of Eureka, AFEH does not expect to pay any regular income taxes in 1996. AFEH's alternative minimum taxes totaled $170,000 and $380,000 for the quarter and six months ended June 30, 1996, respectively, as compared to $90,000 and $185,000 for the same periods in 1995. Alternative minimum taxes paid by AFEH are recorded as a component of the deferred tax asset which is included in other assets as they result in tax credits with an indefinite life that will be used to offset future tax liabilities.

ASSET/LIABILITY MANAGEMENT

Eureka's Asset and Liability Committee ("ALCO") has responsibility for managing Eureka's assets and liabilities in a manner which balances profitability and risk (including interest rate risk). ALCO operates within policies and risk limits prescribed by the Board of Directors. ALCO's principal activities include:

 .  Measuring and monitoring the expected impact of changes in market interest rates on Eureka's net income.
 . Establishing target pricing, volume, and business mix of loans and deposits. . Emphasizing adjustable rate mortgages ("ARMs") and retail deposits as opposed to fixed rate mortgages and other borrowings.
 . Utilizing financial models to project, measure and evaluate profitability/risk decisions.

INTEREST RATE RISK

Financial institutions (such as Eureka) are subject to interest rate risk when interest-bearing liabilities "reprice" or mature at different times or with different indices than do interest-earning assets. Eureka's objective and strategy in this regard is to balance the effective maturities (or repricing bases) of assets and liabilities such that Eureka's capital base is protected in the event of significant changes in interest rates and/or market conditions. Eureka utilizes a comprehensive simulation of projected interest income and expense under alternative market scenarios to assess its interest rate risk exposure. This analysis incorporates expectations about how borrowers and depositors will increase or pay down their balances as a result of simulated rate changes, and reflects the impact of those rate changes on the market value of securities and other investments.

An additional measure of Eureka's interest rate risk exposure is the interest rate gap (the difference between the amount of assets and liabilities which reprice or mature within a specified time period, e.g., one year). At June 30, 1995, Eureka's cumulative one-year and three-year interest rate gaps were a negative 5% and negative 3%, respectively, as the amount of liability repricing exceeded the amount of asset repricing during those periods. These gaps suggested margins would be reduced if overall interest rates were to move upwards. At June 30, 1996, Eureka's cumulative one-year and three-year interest rate gaps were a positive 2% and negative 4%, respectively. At June 30, 1996, Eureka had more ARMs as a percentage of total loans and a higher concentration of retail deposits as compared to securities sold under agreements to repurchase and other borrowings, however, the notional amount of interest rate exchange agreements (paying fixed rates, receiving adjustable rates) was lower.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

LIQUIDITY

Eureka derives its liquidity primarily from loan repayments, customer deposits, FHLB advances and securities sold under agreements to repurchase. Eureka manages its liquidity through the coordination of the relative maturities of assets and liabilities. The sources of liquidity are influenced by various uncertainties, primarily market interest rates. Eureka continually evaluates its sources of funds, and a decline in any one source of funds generally can be offset by an alternate source, although potentially at a different cost. At June 30, 1996, Eureka had no significant outstanding loan funding commitments. Management believes that existing liquidity and other capital resources are adequate to fund existing and anticipated commitments at June 30, 1996.

Regulations require a savings institution to maintain a liquidity ratio of at least five percent of cash and specified securities to net withdrawable accounts and borrowings due in one year. For the month of June 1996, Eureka's liquidity ratio was 6.16% compared to 5.38% for the month of December 1995.

CAPITAL REQUIREMENTS

Federal regulations require that savings institutions meet three separate capital tests: a risk-based capital standard, a core capital standard and a tangible capital standard. At June 30, 1996, Eureka maintained regulatory capital as follows:

                                                                   (000's)
                                     --------------------------------------------------------------------
                                        Tangible                   Core                    Risk-Based
                                         Capital                  Capital                    Capital
                                     --------------------   --------------------   ----------------------
                                                                                                 % of
                                                    %                      %                  Risk-Based
                                      Amount    of Assets    Amount    of Assets    Amount      Assets
                                     ---------  ----------  ---------  ----------  ---------  -----------


GAAP capital                         $154,754               $154,754               $154,754
Non-allowable assets:
 Intangible assets                     (3,785)                (3,785)                (3,785)
 Non-includable Subsidiaries           (2,621)                (2,621)                (2,621)
Net unrealized loss on securities
 available for sale                       759                    759                    759
 Allowance for loan losses                -                       -                   4,593
                                     --------     ----      --------      ----     --------     -----
Computed regulatory capital           149,107     6.60%      149,107      6.60%     153,700     15.57%
Minimum capital requirement            33,897     1.50%       67,793      3.00%      78,997      8.00%
                                     --------     ----      --------     -----     --------     -----
Excess regulatory capital            $115,210     5.10%     $ 81,314      3.60%    $ 74,703      7.57%
                                     ========     ====      ========      ====     ========     =====

RECENT ACCOUNTING PRONOUNCEMENT

During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation. This Statement establishes a new fair value based accounting method for stock-based compensation plans and encourages (but does not require) employers to adopt the new method in place of the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. In accordance with SFAS No. 123, the Partnership has decided to continue to apply the accounting provisions of APB 25 in determining net income; however, it will apply the disclosure requirements of SFAS No. 123 in the 1996 Annual Report.

In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement establishes standards under which, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 shall be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and shall be applied prospectively. Management does not expect the adoption of SFAS No. 125 to be material to the Partnership's financial statements.

DEPOSIT INSURANCE AND OTHER MATTERS

Eureka's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount provided by law through the Savings Association Insurance Fund ("SAIF"). For the quarter and six months ended June 30, 1996, Eureka paid deposit insurance premiums to the SAIF of $971,000 and $1.9 million, respectively, based on an annual assessment rate of .23% of covered deposits. In contrast, the FDIC lowered the deposit assessment rate for well capitalized Bank Insurance Fund ("BIF") insured institutions to 0% of covered deposits, effective January 1, 1996. These reductions could provide most commercial banks competitive advantages over institutions with deposits that are primarily SAIF-insured (such as Eureka).

Although SAIF recapitalization provisions were included in initial drafts of both House and Senate versions of the 1996 federal budget bills, the final bills passed by both houses in April did not include any such recapitalization provisions. Under previous versions of these bills, the SAIF would have been recapitalized through a combined approach of imposing a one-time special assessment on SAIF-insured institutions, and an incremental pro-rata charge on SAIF-insured institutions, and commercial banks insured under the BIF, to be used to pay the interest on Financing Corporation ("FICO") bonds issued as part of the 1989 savings association rescue package adopted under FIRREA. The SAIF recapitalization provisions would have imposed a one-time special assessment of approximately 80 basis points on deposits held by SAIF-insured institutions as of March 31, 1995, payable not later than 60 days after the enactment of the legislation. These provisions also would have provided for a merger of BIF and SAIF by no later than January 1998, provided that no insured savings associations are in existence on that date.

Because President Clinton is seeking to enact SAIF recapitalization legislation by year-end, it is possible that these provisions, or provisions which are similar, may be added to pending bills, although the prospect of SAIF recapitalization legislation is uncertain. If these provisions or substantially similar provisions are enacted this year, Eureka would be subject to the special assessments levied on SAIF-insured institutions and would be required to pay approximately $13.4 million (assuming an 80 basis point deposit assessment), which would be a charge to income. The special assessment might be offset by future insurance premium reductions.

Pending health insurance reform legislation passed by the House and Senate in March and July 1996, respectively, includes provisions that would repeal the thrift bad debt reserve method of calculation under the Internal Revenue Code, effective for tax years beginning after December 31, 1995. If enacted, most large savings associations (including Eureka) would be required to change to the specific charge-off method of accounting for bad debts and would be required to recapture statutory "excess reserves" as provided in the bills. A House-Senate conference committee has included the bad debt recapture provisions as part of a small business relief/minimum wage increase bill, on which final House and Senate action, and presidential approval, is expected shortly. While enactment of this legislation this year, therefore, appears highly likely, enactment of such provisions would have a negligible impact on Eureka.

In addition, Congress is considering broader legislative measures which would effectively combine the federal thrift and national bank charters by eliminating the federal thrift charter, and abolishing the OTS. Although the prospects for such legislation this year are uncertain, Congress is expected to continue considering such measures in future legislative sessions. While Eureka again cannot predict whether, when or in what form any such legislation will be enacted, Eureka would be required to give up its federal savings bank charter and convert either to a national bank, or a state bank or savings association if this legislation is adopted. Further, AFEH and the Partnership would be subject to regulation as bank holding companies under federal law. The financial impact on Eureka, AFEH or the Partnership of any such measures enacted cannot be determined at this time, although such impact could be material.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits:

         4(a) Amended and Restated Limited Partnership Agreement dated June 30, 1987 (incorporated herein by reference to Form 10-K dated December 31, 1987 filed pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Financial Fund 1 987-A Limited Partnership (Commission File No. 0-16918)).

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

         10(h). Long-Term Incentive Compensation Plan of EurekaBank (as amended and restated effective January 1, 1991) (incorporated herein by reference to Form 10-Q dated August 13, 1991, filed pursuant to
                Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Financial Fund 1987-A Limited Partnership (Commission File No. 0-16918)).

         27.    Financial Data Schedule.


  (b) The Partnership did not file any Current Reports on Form 8-K during the second quarter of 1996.

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

                               AMERICA FIRST FINANCIAL FUND
                               1987-A LIMITED PARTNERSHIP

                               By    America First Capital
                                     Associates Limited
                                     Partnership Five, General
                                     Partner of the Registrant

                               By    AFCA-5 Management Corporation,
                                     General Partner of America First
                                     Capital Associates Limited Partnership Five



Date: August 5, 1996           By   /s/ George H. Krauss
                              ------------------------------------------
                                     George H. Krauss
                                     Chairman of the Board of Directors
                                     and Secretary (Principal Executive Officer)



Date: August 5, 1996           By   /s/ J. Paul Bagley
                              ------------------------------------------
                                     J. Paul Bagley
                                     Director, President and Treasurer
                                     (Principal Financial Officer)