Form 10-Q
period 1996-09-30
AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP
filed 1996-11-08
CIK 818789

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



     X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
    ---    Exchange Act of 1934

           For the quarterly period ended September 30, 1996 or

           Transition report pursuant to Section 13 or 15(d) of the Securities
    ---    Exchange Act of 1934

           For the transition period from _________ to _________

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

               YES     X                             NO
                   ---------                            ---------

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

                                   FORM 10-Q

                              September 30, 1996



                               TABLE OF CONTENTS

                                                            PAGE
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Balance Sheets
         September 30, 1996 and December 31, 1995............  1

         Consolidated Statements of Operations
         For the quarters ended September 30, 1996 and
         September 30, 1995 and for the nine months ended
         September 30, 1996 and September 30, 1995...........  2

         Consolidated Statement of Partners' Capital
         For the nine months ended September 30, 1996........  3

         Consolidated Statements of Cash Flows
         For the nine months ended September 30, 1996 and
         September 30, 1995..................................  4

         Notes to Consolidated Financial Statements..........  5


 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................  7

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings................................... 14

 Item 6. Exhibits and Reports on Form 8-K.................... 14

SIGNATURES................................................... 16

    AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY


PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
-----------------------------------------------------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------

                                                       September 30, 1996     December 31, 1995
-----------------------------------------------------------------------------------------------
Assets
 Cash and amounts due from depository institutions        $   25,684,686        $   27,115,665
 Federal funds sold                                           16,000,000            24,700,000
 Securities purchased under agreements to resell               5,300,000            20,500,000
 Investments held to maturity                                 39,999,382            39,995,619
 Mortgage-backed securities, net
  Held to maturity                                           628,050,390           763,770,159
  Available-for-sale                                          45,704,498            52,031,990
 Loans receivable, net                                     1,408,005,605         1,431,180,207
 Loans held for sale                                             745,150               403,000
 Accrued interest receivable                                  13,094,293            13,500,436
 Premises and equipment, net                                   9,127,847             9,535,178
 Federal Home Loan Bank stock, at cost                        21,486,800            21,508,600
 Real estate held for sale, net                                1,328,256             2,385,712
 Real estate owned, net                                        3,208,934             2,542,684
 Other assets                                                  9,855,449             7,784,114
-----------------------------------------------------------------------------------------------

   Total Assets                                           $2,227,591,290        $2,416,953,364
-----------------------------------------------------------------------------------------------

Liabilities and Partners' Capital
 Customer deposits                                        $1,806,967,378        $1,704,466,523
 Securities sold under agreements to repurchase               59,135,000           206,856,000
 Other borrowings                                            159,601,127           310,087,421
 Distributions payable                                         2,436,725             2,436,725
 Other liabilities and accrued expenses                       28,765,362            21,433,023
-----------------------------------------------------------------------------------------------

   Total Liabilities                                       2,056,905,592         2,245,279,692
-----------------------------------------------------------------------------------------------

Redeemable Preferred Stock; Series A, no par value;
  200,000 shares issued; $20 million liquidation value        17,168,699            15,541,988

Partners' Capital:
 General Partner                                               4,214,042             4,883,801
 Beneficial Unit Certificate (BUC) Holders
  6,010,589 BUCs authorized, issued and outstanding          149,302,957           151,247,883
-----------------------------------------------------------------------------------------------

   Total Partners' Capital                                   153,516,999           156,131,684
-----------------------------------------------------------------------------------------------

Total Liabilities and Partners' Capital                   $2,227,591,290        $2,416,953,364
-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY


------------------------------------------------------------------------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------

                                                            For the         For the       For the Nine     For the Nine
                                                         Quarter Ended   Quarter Ended    Months Ended     Months Ended
                                                        Sept. 30, 1996   Sept. 30, 1995  Sept. 30, 1996   Sept. 30, 1995
------------------------------------------------------------------------------------------------------------------------
Interest income
   Interest and fees on loans                              $26,570,230      $27,483,043    $ 80,320,398     $ 77,897,183
   Interest on mortgage-backed securities                   12,108,038       14,019,563      38,625,103       39,913,056
   Interest and dividends on investment                      1,110,851        1,172,123       3,481,289        3,401,482
------------------------------------------------------------------------------------------------------------------------

   Total interest income                                    39,789,119       42,674,729     122,426,790      121,211,721
------------------------------------------------------------------------------------------------------------------------

Interest expense
   Interest on deposits                                     20,834,901       19,664,815      60,893,909       55,811,432
   Interest on borrowings                                    3,488,146        8,060,250      14,815,364       22,821,627
   Preferred Stock accretion                                   560,326          482,940       1,626,711        1,448,821
------------------------------------------------------------------------------------------------------------------------

   Total interest expense                                   24,883,373       28,208,005      77,335,984       80,081,880
------------------------------------------------------------------------------------------------------------------------

Net interest income before provision for loan losses        14,905,746       14,466,724      45,090,806       41,129,841
   Provision for loan losses                                    71,284          234,595         851,497          586,806
------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses         14,834,462       14,232,129      44,239,309       40,543,035
------------------------------------------------------------------------------------------------------------------------

Non-interest income
   Deposit related fees                                        471,038          502,711       1,392,777        1,559,505
   Loan related fees                                           326,131          484,419       1,038,575        1,254,714
   Gain on disposition of loans                                 56,024           16,057         209,592           60,211
   Other income                                                855,178        1,303,356       2,372,318        4,337,081
------------------------------------------------------------------------------------------------------------------------

   Total non-interest income                                 1,708,371        2,306,543       5,013,262        7,211,511
------------------------------------------------------------------------------------------------------------------------
Non-interest expense
   Compensation and benefits                                 5,350,069        5,133,529      16,016,596       15,097,445
   Occupancy and equipment                                   2,017,845        2,234,668       6,331,589        6,700,271
   FDIC premiums and special assessments                    12,123,441        1,049,294      14,303,387        3,170,367
   Professional services                                       304,693          200,366         842,847          730,613
   Advertising and promotion                                   234,827          172,820         760,784          800,840
   Provision for loss (recovery) on interest
     rate exchange agreements                                  147,000           68,000        (422,000)       1,097,000
   Other expense                                             1,943,814        2,568,829       6,157,889        8,068,809
------------------------------------------------------------------------------------------------------------------------

     Total non-interest expense                             22,121,689       11,427,506      43,991,092       35,665,345
------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                           (5,578,856)       5,111,166       5,261,479       12,089,201
   Provision for income taxes                                        -                -               -                -
------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                          $(5,578,856)     $ 5,111,166    $  5,261,479     $ 12,089,201
------------------------------------------------------------------------------------------------------------------------
Net income (loss) allocated to:
   General Partner                                         $(1,619,568)     $   518,436    $   (459,094)    $    906,450
   BUC Holders                                              (3,959,288)       4,592,730       5,720,573       11,182,751
------------------------------------------------------------------------------------------------------------------------

                                                           $(5,578,856)      $5,111,166      $5,261,479      $12,089,201
------------------------------------------------------------------------------------------------------------------------

Net income (loss) per BUC                                      $(.6587)          $.7641          $.9517          $1.8605
------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

    AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY


---------------------------------------------------------------------------------------
                 CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                 For the Nine Months Ended September 30, 1996
---------------------------------------------------------------------------------------
                                                General
                                                Partner      BUC Holders      Total
---------------------------------------------------------------------------------------

Balance at December 31, 1995                   $4,883,801   $151,247,883   $156,131,684
Net income (loss)                                (459,094)     5,720,573      5,261,479
Cash distributions paid or accrued                (97,467)    (7,212,708)    (7,310,175)
Net unrealized losses on available-for-sale
   mortgage-backed securities                    (113,198)      (452,791)      (565,989)
---------------------------------------------------------------------------------------

Balance at September 30, 1996                  $4,214,042   $149,302,957   $153,516,999
---------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

    AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY


--------------------------------------------------------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------
                                                                       For the Nine        For the Nine
                                                                       Months Ended        Months Ended
                                                                      Sept. 30, 1996      Sept. 30, 1995
--------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net income                                                             $   5,261,479       $  12,089,201
Adjustments to reconcile net income to net cash
  provided by operating activities
  Amortization of:
   Investments and mortgage-backed securities net premium                  2,002,121             366,460
   Loan (discount) premium                                                   617,480          (1,504,251)
   Intangibles                                                               923,279           1,004,976
  Proceeds from sale of loans                                             13,710,323           4,652,511
  Originations of loans held for sale                                    (13,996,431)         (5,140,200)
  Gain on sale of real estate owned                                          (22,062)           (599,625)
  Gain on sale of loans                                                     (209,592)            (60,211)
  Provision for loan losses                                                  851,497             586,806
  Provision for loss (recovery) on interest rate exchange agreements        (422,000)          1,097,000
  Decrease (increase) in accrued interest receivable                         406,143          (2,265,085)
  Decrease in accrued interest payable                                    (2,580,632)         (1,062,064)
  Depreciation and amortization of premises and equipment                  1,279,578           1,533,695
  Increase in other assets                                                (2,994,614)         (1,173,122)
  Increase (decrease) in other liabilities                                10,334,971          (4,414,427)
  Other, net                                                               1,799,182             673,412
--------------------------------------------------------------------------------------------------------
Total adjustments                                                         11,699,243          (6,304,125)
--------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                               16,960,722           5,785,076
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Originations of loans held for investment                             (169,027,293)       (112,825,203)
  Purchases of mortgage-backed securities held for investment            (14,547,696)        (70,531,607)
  Purchases of real estate loans                                         (23,259,816)        (92,221,198)
  Purchases of premises and equipment                                       (903,028)           (633,242)
  Principal payments on mortgage-backed securities                       154,023,081          91,029,503
  Principal payments on loans                                            210,068,426         176,875,681
  Proceeds from maturities of securities
   purchased under agreements to resell                                            -           3,000,000
  Proceeds from sale of consumer loans                                             -          12,959,309
  Proceeds from sale of Federal Home Loan Bank Stock                         911,200                   -
  Proceeds from sales of real estate owned                                 3,134,088           6,544,902
  Proceeds from sales of real estate held for sale                                 -           1,684,273
  Other, net                                                                 326,052           1,485,416
--------------------------------------------------------------------------------------------------------
  Net cash provided by investing activities                              160,725,014          17,367,834
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Net increase (decrease) in checking, money market accounts
   and passbook savings                                                   75,842,584            (738,273)
  Proceeds from issuance of certificates of deposits                     192,835,775         187,973,809
  Payments for maturing or early withdrawal
   of certificates of deposits                                          (166,177,605)       (188,836,563)
  Net decrease in short-term repurchase agreements                      (147,721,000)        (37,899,000)
  Net increase (decrease) in Federal Home Loan Bank advances            (150,486,294)         19,900,000
  Capital distributions                                                   (7,310,175)         (7,310,174)
--------------------------------------------------------------------------------------------------------
  Net cash used by financing activities                                 (203,016,715)        (26,910,201)
--------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                (25,330,979)         (3,757,291)
Cash and cash equivalents at beginning of period                          72,315,665          64,561,654
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $  46,984,686       $  60,804,363
--------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
 Non cash investing and financing activities:
  Additions to real estate acquired through foreclosure                $   4,242,428       $   3,567,755
  Additions to consumer loan acquired in
   settlement of loans                                                 $      56,972       $     188,205

 Cash paid for interest (including interest credited)                  $  80,135,136       $  80,022,684
 Cash paid for alternative income and minimum
  franchise taxes                                                      $     545,000       $     400,000
--------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

    AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

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

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (primarily consisting of normal recurring accruals) necessary for a fair presentation of the Partnership's financial condition as of September 30, 1996, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1996 and 1995.

3.  ALLOWANCE FOR LOAN LOSSES

    The Partnership recorded loan loss provisions of approximately $71,000 and $851,000 for the quarter and nine months ended September 30, 1996, respectively, compared to $235,000 and $587,000 for the same periods in 1995. At September 30, 1996 and December 31, 1995, the Partnership maintained loan loss reserves of approximately $7.1 million and $6.9 million, respectively. Management believes that reserves are adequate given the composition, credit characteristics and loss experience of the loan portfolio.

4.  INTEREST RATE EXCHANGE AGREEMENTS

    The Partnership entered into interest rate exchange agreements arranged predominately in 1988, 1990 and 1991, to reduce the impact of future fluctuations in interest rates on fixed rate mortgages funded by variable rate liabilities. The floating rates to be received by the Partnership under the terms of these agreements are reset monthly, quarterly or semi-annually and are generally indexed to the FHLB Eleventh District Cost of Funds index or the one or three month London Interbank Offered Rate ("LIBOR").

    In 1993, the sustained decline in interest rates in the general economy and the resulting prepayment of mortgage loans associated with the interest rate exchange agreements caused Eureka to establish a liability based on the estimated fair value of interest rate exchange agreements that were no longer deemed effective as hedges. During the quarter and nine months ended September 30, 1996, Eureka recorded to non-interest expense a provision (recovery) of approximately $147,000 and ($422,000), respectively, to reflect the effect of interest rate changes on the market value of Eureka's related obligations. During the quarter and nine months ended September 30, 1995, Eureka recorded to non-interest expense a provision for losses on interest rate exchange agreements of approximately $68,000 and $1.1 million, respectively, to reflect the effect of interest rate decreases on the market value of Eureka's related obligations deemed ineffective as hedges. The recorded liability for the interest rate exchange agreements totaled approximately $1.5 million and $3.4 million at September 30, 1996 and December 31, 1995, respectively. Net interest payable on interest rate exchange agreements was approximately $400,000 and $700,000 at September 30, 1996 and December 31, 1995, respectively, and was included in other liabilities and accrued expenses.

    AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY

    Net interest expense on interest rate exchange agreements is included as an adjustment to interest income on loans. For the quarter and nine months ended September 30, 1996, net interest expense on interest rate exchange agreements totaled approximately $238,000 and $623,000, respectively, as compared to $213,000 and $2.2 million for the same periods in 1995. The increase in net interest expense on interest rate exchange agreements for the quarter ended September 30, 1996 as compared to the same period in 1995, is due to lower accretion of the recorded liability for interest rate exchange agreements in the third quarter of 1996 as compared to the same period in 1995, offset by the expiration of some of these agreements. The decrease in net interest expense on interest rate exchange agreements for the nine months ended September 30, 1996 as compared to the same period in 1995, is primarily due to the expiration of some of these agreements. The notional amount of interest rate exchange agreements outstanding was $100 million and $145 million at September 30, 1996 and December 31, 1995, respectively.

5.  SAVINGS ASSOCIATION INSURANCE FUND ASSESSMENT

    On September 30, 1996, the President signed an appropriations bill which includes provisions to recapitalize the Savings Association Insurance Fund ("SAIF"). The SAIF recapitalization provisions impose a one-time special assessment of 65.7 basis points on deposits held by SAIF-insured institutions as of March 31, 1995, payable not later than 60 days after the enactment of the legislation. Eureka's portion of this one-time special assessment is approximately $11 million and is included in FDIC premiums and special assessments for the quarter and nine months ended September 30, 1996.

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY

--------------------------------------------------------------------------------
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FINANCIAL CONDITION

At September 30, 1996, Partnership assets were approximately $2.2 billion, which was approximately $189 million less than Partnership assets at December 31, 1995, and consisted primarily of the assets of Eureka. Significant changes in the composition of the balance sheet included the following:

 .  Net loans receivable, loans held for sale and net mortgage-backed securities
   ("MBS") decreased approximately $165 million during the nine months ended September 30, 1996. The net decreases in the loan and MBS portfolio were primarily due to prepayments. During the nine months ended September 30, 1996, Eureka originated (net of sales) $53 million and $115 million in retail and wholesale loans, respectively. Management believes that wholesale loan originations will continue to be a significant percentage of total loan originations through 1996. Wholesale loan originations enable Eureka to add assets which meet its credit quality guidelines within its market area. Purchases of loans and MBS for the nine months ended September 30, 1996 totaled $23 million and $14 million, respectively. Repayments of $207 million and $154 million were recorded in the mortgage loan and MBS portfolios, respectively, during the nine months ended September 30, 1996.

 . Retail deposits increased approximately $103 million since December 31, 1995 and totaled $1.8 billion at September 30, 1996. This increase is primarily due to deposit promotions in 1996.

 . Securities sold under agreements to repurchase and other borrowings decreased approximately $298.2 million during the first nine months of 1996 from $516.9 million at December 31, 1995 to $218.7 million at September 30, 1996. This decrease was primarily due to asset shrinkage in net loans receivable, loans held for sale and MBS, and the growth in retail customer deposits during the nine months ended September 30, 1996. As of September 30, 1996, other liabilities increased by $7.3 million from December 31, 1995, primarily due to the one-time assessment of $11 million to recapitalize the SAIF (see "Deposit Insurance and Other Matters" for further discussion of the SAIF assessment), offset by decreases of approximately $1.9 million in the interest rate exchange agreements liability and $2.2 million for accrued interest on borrowings and deposits.

At September 30, 1996 and December 31, 1995, the loan-to-deposit ratios were 78% and 84%, respectively. Loans, MBS, federal funds sold, securities purchased under agreements to resell and investments comprised approximately 96% and 97% of Partnership assets at September 30, 1996 and December 31, 1995, respectively.

Cash distributions paid or accrued during the quarter ended September 30, 1996 totaled $.40 per BUC. Future distributions are expected to be made principally from dividends paid to the Partnership by AFEH. AFEH funds these dividends by receipt of dividends from Eureka, the payment of which is subject to regulatory limitation. Accordingly, it is not possible to estimate the level of cash distributions to BUC Holders in the future.

ASSET QUALITY

The allowance for loan losses was $7.1 million and $6.9 million, or .50% and
 .48% of gross loans outstanding at September 30, 1996 and December 31, 1995, respectively. Non-performing assets (loans which were 90 or more days delinquent and real estate acquired through foreclosure) were approximately $9.0 million and $8.9 million, or .41% and .37% of total assets at September 30, 1996 and December 31, 1995, respectively. This compares favorably to 1.63% for non-performing assets as of June 30, 1996, for thrifts located in California as reported by the Office of Thrift Supervision ("OTS"). The ratio of loan loss reserves to non-performing loans was 121.71% at September 30, 1996 compared to 107.66% at December 31, 1995. Management believes that reserves are adequate given the composition, credit characteristics and loss experience of the loan portfolio.

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY

The level of loans 30 days or more delinquent was approximately $8.5 million or .60% of loans at September 30, 1996, compared to approximately $12.1 million or .84% of loans at December 31, 1995. This compares favorably to 2.85% for loans
30 days or more delinquent as of June 30, 1996, for thrifts located in California as reported by the OTS.

RESULTS OF OPERATIONS

Net income (loss) for the quarter and nine months ended September 30, 1996 was approximately ($5.6) million and $5.3 million, respectively, as compared to $5.1 million and $12.1 million for the same periods in 1995. Net income (loss) per BUC for the quarter and nine months ended September 30, 1996 was ($.66) and $.95, respectively, as compared to $.76 and $1.86 for the same periods in 1995. The decrease in net income and net income per BUC for the quarter and nine months ended September 30, 1996 as compared to the same periods in 1995 is due to the SAIF assessment of $11 million in the third quarter of 1996. Net earnings for the quarter and nine months ended September 30, 1996, before the charge of $11 million for the SAIF assessment were approximately $5.4 million, or $.81 per unit, and $16.3 million or $2.42 per unit, respectively. See "Deposit Insurance and Other Matters" for further discussion of the SAIF assessment.

NET INTEREST INCOME

Net interest income before the provision for loan losses for the quarter and nine months ended September 30, 1996 was approximately $14.9 million and $45.1 million, respectively, as compared to $14.5 million and $41.1 million for the same periods in 1995. Net interest income is the Partnership's principal income component and is determined by the relative levels of, and interest rates paid on, interest earning assets and interest bearing liabilities. Average interest earning assets were approximately $2.2 billion and $2.3 billion for the quarter and nine months ended September 30, 1996, respectively, compared to approximately $2.3 billion for the quarter and nine months ended September 30, 1995.

The net interest margin, the net yield on average assets, for the quarter and nine months ended September 30, 1996 was 2.65% and 2.58%, respectively, as compared to 2.47% and 2.33% for the same periods in 1995. The net interest margin improved in the quarter and nine months ended September 30, 1996 as compared to the same periods in 1995, as earnings on adjustable rate mortgage loans remained stable and the cost of funds was lower. The notional amount of interest rate exchange agreements decreased from $145 million at December 31, 1995 to $100 million at September 30, 1996. Lower accretion of the recorded liability for interest rate exchange agreements, offset by the expiration of some of these agreements, slightly increased the net interest expense on interest rate exchange agreements to $238,000 for the quarter ended September 30, 1996, as compared to $213,000 for the same period in 1995. The decrease in the notional amount of interest rate exchange agreements, offset by the expiration of some of these agreements, along with relatively stable interest rates, decreased the net interest expense on interest rate exchange agreements to $623,000 for the nine months ended September 30, 1996, as compared to $2.2 million for the same period in 1995. The reduction in net interest expense on interest rate exchange agreements contributed to a higher net interest margin for the nine months ended September 30, 1996 as compared to the same period in 1995. The net interest expense on these contracts is reflected as an adjustment to interest income on loans receivable (see Note 4 of Notes to Consolidated Financial Statements).

PROVISION FOR LOAN LOSSES

The Partnership recorded loan loss provisions of approximately $71,000 and $851,000 for the quarter and nine months ended September 30, 1996, respectively, as compared to $235,000 and $587,000 for the same periods in 1995. Net loan charge-offs were $95,000 and $459,000 for the quarter and nine months ended September 30, 1996, respectively, as compared to $432,000 and $1.2 million for the same periods in 1995. Of the total net charge-offs recorded during the quarter and nine months ended September 30, 1996, $5,000 and $11,000, respectively, were for Eureka's consumer loan portfolio, as compared to charge-offs of $373,000 and $856,000 for the same periods in 1995. Provisions and charge-offs for the consumer loan portfolio were lower primarily because of the sale of the credit card portfolio, which occurred during the third quarter of 1995. Mortgage loan charge-offs totaled $90,000 and $448,000, respectively, for the quarter and nine months ended September 30, 1996, as compared to $59,000 and $312,000 for the same periods in 1995.

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY


Eureka's determination of the allowance for loan losses and the resulting provision for loan losses are based upon judgments and assumptions regarding various factors including general economic conditions, internal asset review findings, composition of the loan portfolio, historical loss experience and estimates of potential future losses. Management believes that it has recorded adequate provisions to the allowance for loan losses to cover potential losses, particularly considering the low level of delinquencies and charge-offs experienced by Eureka over the past five years and continued adherence to strict credit quality control guidelines. The decrease in the provision for the third quarter of 1996 as compared to previous quarters in 1996 and 1995 is primarily due to the reduction in outstanding loan balances and strong asset quality. In addition, consumer charge-offs have significantly declined in 1996 compared to 1995, reflecting the sale of the credit card portfolio in the third quarter of 1995. Management expects the provision for loan losses in the fourth quarter of 1996 to be comparable to the third quarter's provision unless loan balances significantly increase, net charge-offs increase, or if negative trends are detected in asset quality. However, future loss experience related to changes in the economy and interest rate environment cannot be predicted.

NON-INTEREST INCOME

The principal components of non-interest income are deposit and loan related fee income, gains on the disposition of loans and other income. Non-interest income totaled approximately $1.7 million and $5.0 million for the quarter and nine months ended September 30, 1996, respectively, compared to $2.3 million and $7.2 million for the same periods in 1995.

Deposit and loan related fees for the quarter and nine months ended September 30, 1996 were approximately $797,000 and $2.4 million, respectively, compared to $987,000 and $2.8 million for the same periods in 1995. These declines are primarily due to reduced loan origination activity and a competitive deposit environment in 1996.

Eureka originates "conforming loans" (fixed rate loans which meet the FHLMC lending requirements) for sale in the secondary mortgage market. The net gain from Eureka's loan sale activities was approximately $56,000 and $210,000 for the quarter and nine months ended September 30, 1996, respectively, on loan sales of approximately $3.4 million and $13.5 million, respectively. During the comparable periods a year earlier, Eureka sold conforming loans with principal balances which totaled $1.2 million and $4.6 million, respectively, at a net gain of approximately $16,000 and $60,000, respectively. The net gain from loan sale activities of $210,000 for the nine months ended September 30, 1996 includes $121,000 of capitalized originated mortgage servicing rights retained by Eureka. The increase in loan sale transactions and related income was due, in part, to attractive interest rate pricing on the sale of conforming loans.

Other non-interest income for the quarter and nine months ended September 30, 1996 was approximately $855,000, and $2.4 million, respectively, compared to $1.3 million and $4.3 million for same periods in 1995. This variance is primarily due to $1.1 million included in the nine months ended September 30, 1995, as a one-time credit to income, for the reduction of previously established reserves no longer deemed necessary. The amount of net gains on the sale of REO for the quarter and nine months ended September 30, 1996, was approximately $54,000 and $22,000, respectively, compared to $362,000 and $600,000 for the same periods in 1995. The decrease is primarily due to reduced sales activity in 1996. Other non-interest income included rental income, fee income from Eureka Financial Services Inc. (a Eureka subsidiary licensed to sell mutual funds and insurance annuities), income from real estate held for sale, gain on sale of real estate owned, and other non-operating income items.

NON-INTEREST EXPENSE

The principal components of non-interest expense are compensation and benefits expense, occupancy and equipment expense, FDIC insurance premiums, professional and advertising expense, provision for loss (recovery) on interest rate exchange agreements and other administrative expenses. Non-interest expense for the quarter and nine months ended September 30, 1996 was approximately $22.1 million and $44.0 million, respectively, compared to $11.4 million and $35.7 million for the same periods in 1995. The increase in non-interest expense for the quarter and nine months ended September 30, 1996 as compared to the same periods in 1995 is due to the SAIF assessment of $11 million in the third quarter of 1996. Non-interest expense for the quarter and nine months ended September 30, 1996, before the charge of $11 million for the SAIF

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY

assessment, was approximately $11.1 million and $33.0 million, respectively. See "Deposit Insurance and Other Matters" for further discussion of the SAIF assessment.

Compensation and benefits expenses were approximately $5.4 million and $16.0 million for the quarter and nine months ended September 30, 1996, respectively, compared to approximately $5.1 million and $15.1 million for the same periods in 1995. The increase in 1996 expenses is primarily due to increases in base compensation and adjustments to accruals for bonuses and incentive awards.

Non-interest expense for the quarter and nine months ended September 30, 1996 included adjustments to the interest rate exchange agreements liability established in 1993. During the quarter and nine months ended September 30, 1996, provisions (recoveries) of approximately $147,000 and ($422,000), respectively, were recorded to increase (decrease) the interest rate exchange agreements liability to reflect the effect of interest rate changes on the market value of Eureka's obligations under the interest rate exchange agreements. During the quarter and nine months ended September 30, 1995, provisions of approximately $68,000 and $1.1 million, respectively, were recorded to increase the interest rate exchange agreements liability to reflect the effect of interest rate decreases on the market value of Eureka's obligations under the interest rate exchange agreements deemed ineffective as hedges.

Occupancy and equipment expenses totaled $2.0 million and $6.3 million for the quarter and nine months ended September 30, 1996, respectively, as compared to $2.2 million and $6.7 million for the same periods in 1995. FDIC insurance premiums (before the $11 million SAIF assessment), professional and advertising expenses, and other expenses were approximately $3.6 million and $11.1 million for the quarter and nine months ended September 30, 1996, compared to $4.0 million and $12.8 million for the same periods in 1995. See "Deposit Insurance and Other Matters" for further discussion of the SAIF assessment.

Other non-interest expense for the quarter and nine months ended September 30, 1996 totaled $1.9 million and $6.2 million, respectively, compared to $2.6 million and $8.1 million for the same periods in 1995. Other non-interest expense for the quarter and nine months ended September 30, 1995 included valuation allowances of $400,000 and $700,000, respectively, on real estate held for sale which was sold in September 1995. Other non-interest expense for the nine months ended September 30, 1995 included an adjustment for nonrecurring expenses of $400,000, expenses of approximately $300,000 related to the credit card portfolio which was sold in the third quarter of 1995 and operating expenses of approximately $150,000 related to the real estate investment sold in the third quarter of 1995. Comparable adjustments were not necessary for the quarter or nine months ended September 30, 1996.

PROVISION FOR INCOME TAXES AND DEFERRED TAX ASSETS

Due to the net operating loss carryforwards available to AFEH arising from the acquisition of Eureka, AFEH does not expect to pay any regular income taxes in 1996. AFEH's alternative minimum taxes totaled $165,000 and $545,000 for the quarter and nine months ended September 30, 1996, respectively, as compared to $215,000 and $400,000 for the same periods in 1995. Alternative minimum taxes paid by AFEH are recorded as a component of the deferred tax asset which is included in other assets as they result in tax credits with an indefinite life that will be used to offset future tax liabilities.

Net operating loss carryforwards and investment tax credits generated by Eureka and its subsidiaries through the date Eureka was acquired by AFEH are available to offset future taxable income or income taxes of Eureka and its subsidiaries, but may not be used to offset future taxable income or income taxes of any other new member of the consolidated group. At December 31, 1995, pre-acquisition net operating loss carryforwards for federal income tax purposes amounted to $113 million and will expire in various years through 2002. At December 31, 1995, post-acquisition net operating loss carryforwards for federal income and state franchise tax purposes amounted to approximately $107 million and approximately $40 million, respectively, and will expire in various years through 2007 and 1997, respectively. At December 31, 1995, total gross deferred tax assets relating primarily to the net operating loss carryforwards totaled $86 million. Because the Partnership did not believe it was more likely than not that all of the deferred tax assets would be

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY

realized as of December 31, 1995, the Partnership maintained a valuation allowance in the amount of $75 million. Net income of Eureka and its subsidiaries was approximately $208,000, $15 million and $17 million for the fiscal years ended December 31, 1993, 1994 and 1995, respectively.

Eureka's results of operations subsequent to 1993 have continued to improve (exclusive of the SAIF assessment recorded at September 30, 1996). In the fourth quarter, Eureka will evaluate the recoverability of its deferred tax assets, which are substantially reserved for as of September 30, 1996, based on the anticipated operating results for the remainder of 1996 and future periods. Management expects the valuation allowance for the deferred tax assets to be decreased before December 31, 1996 to the extent that the evaluation indicates that utilization of the net operating loss carryforwards is more likely than not, as defined in SFAS No. 109, "Accounting for Income Taxes." The impact of recent federal legislation that repeals the thrift bad debt reserve method and provides for the recapture of statutory "excess reserves" will be included in management's evaluation of the recoverability of deferred tax assets. See "Deposit Insurance and Other Matters" for further discussion of this legislation. The adjustment to the existing valuation allowance of $75 million may be significant to the financial statements of the Partnership.

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

INTEREST RATE RISK

Financial institutions (such as Eureka) are subject to interest rate risk when interest-bearing liabilities "reprice" or mature at different times or with different indices than do interest-earning assets. Eureka's objective and strategy in this regard is to balance the effective maturities (or repricing bases) of assets and liabilities such that Eureka's capital base is protected in the event of significant changes in interest rates and/or market conditions. Eureka utilizes a comprehensive simulation of projected interest income and expense under alternative market scenarios to assess its interest rate risk exposure. In each such scenario, the analysis incorporates expectations about how borrowers and depositors will increase or pay down their balances as a result of simulated rate changes, and reflects the impact of those rate changes on the market value of both assets and liabilities.

Another (though much less effective) measure of Eureka's interest rate risk exposure is the interest rate gap (the difference between the amount of assets and liabilities which are expected to reprice or mature within a specified time period, e.g., one year). At September 30, 1995, Eureka's cumulative one-year and three-year interest rate gaps were a positive 3% of total assets and negative 1% of total assets, respectively. In the case of the cumulative one-year interest rate gap, the amount of asset repricing exceeded the amount of liability repricing during this period. This gap suggests the margin would be reduced if overall interest rates were to move downwards. At September 30, 1996, Eureka's cumulative one-year and three-year interest rate gaps were also a positive 3% of total assets and negative 1% of total assets, respectively. At September 30, 1996, Eureka had a higher concentration of retail deposits as compared to securities sold under agreements to repurchase and other borrowings; however, the notional amount of interest rate exchange agreements (paying fixed rates, receiving adjustable rates) was lower.

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY

LIQUIDITY

Eureka derives its primary liquidity from loan repayments, customer deposits, FHLB advances and securities sold under agreements to repurchase. Eureka manages liquidity by coordinating the relative maturities of assets and liabilities. A much larger source of liquidity is the base of readily marketable assets, as well as ready access to secured borrowings. The sources of liquidity are influenced by various uncertainties, primarily market interest rates. Eureka continually evaluates its sources of funds, and a decline in any one source of funds generally can be offset by an alternate source, although potentially at a different cost. At September 30, 1996, Eureka had outstanding loan funding commitments of approximately $36 million. Management believes that existing liquidity and other capital resources are adequate to fund existing and anticipated commitments at September 30, 1996.

Regulations require a savings institution to maintain a liquidity ratio of at least five percent of cash and specified securities to net withdrawable accounts and borrowings due in one year. For the month of September 1996, Eureka's liquidity ratio was 5.37% compared to 5.38% for the month of December 1995.

CAPITAL REQUIREMENTS

Federal regulations also require that savings institutions meet three separate capital tests: a tangible capital standard, a core capital standard and a risk-based capital standard. At September 30, 1996, Eureka maintained regulatory capital as follows:

                                                                   (000's)
                                     -------------------------------------------------------------------
                                            Tangible                Core               Risk-Based
                                            Capital                Capital               Capital
                                     ---------------------  ---------------------  ---------------------
                                                                                                 % of
                                                    %                      %                  Risk-Based
                                      Amount    of Assets    Amount    of Assets    Amount      Assets
                                     ---------  ----------  ---------  ----------  ---------  ----------


GAAP capital                         $146,864               $146,864               $146,864
Non-allowable assets:
 Intangible assets and mortgage
   servicing rights                    (3,511)                (3,511)                (3,511)
 Non-includable Subsidiaries           (2,551)                (2,551)                (2,551)
Net unrealized loss on securities
 available for sale                       455                    455                    455
Allowance for loan losses                   -                      -                  4,573
                                     --------        ----   --------        ----   --------        -----
Computed regulatory capital           141,257        6.38%   141,257        6.38%   145,830        15.00%
Minimum capital requirement            33,198        1.50%    66,395        3.00%    77,783         8.00%
                                     --------        ----   --------        ----   --------        -----
Excess regulatory capital            $108,059        4.88%  $ 74,862        3.38%  $ 68,047         7.00%
                                     ========        ====   ========        ====   ========         ====

RECENT ACCOUNTING PRONOUNCEMENTS

During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation. This Statement establishes a new fair value based accounting method for stock-based compensation plans and encourages (but does not require) employers to adopt the new accounting method in place of the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. In accordance with SFAS No. 123, the Partnership has decided to continue to apply the accounting provisions of APB 25 in determining net income; however, it will apply the disclosure requirements of SFAS No. 123 in the 1996 Annual Report. Management does not expect the application of the disclosure requirements of SFAS No. 123 to be material to the Partnership's financial statements.

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY

In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement establishes standards under which, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 shall be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and shall be applied prospectively. Management does not expect the adoption of SFAS No. 125 to be material to the Partnership's financial statements.

DEPOSIT INSURANCE AND OTHER MATTERS

Eureka's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount provided by law through the SAIF. For the quarter and nine months ended September 30, 1996, Eureka paid deposit insurance premiums to the SAIF, in addition to the $11 million one-time assessment, of $1.0 million and $2.9 million, respectively, based on an annual assessment rate of .23% of covered deposits.

On September 30, 1996, the President signed an appropriations bill which includes provisions to recapitalize the SAIF. Under the provisions of the bill, the SAIF will be recapitalized through a combined approach of imposing a one-time special assessment on SAIF-insured institutions, and an incremental pro-rata charge on SAIF-insured institutions and commercial banks insured under the BIF, to be used to pay the interest on Financing Corporation ("FICO") bonds issued as part of the 1989 savings association rescue package adopted under FIRREA. The SAIF recapitalization provisions impose a one-time special assessment of 65.7 basis points (approximately $11 million for Eureka) on deposits held by SAIF-insured institutions as of March 31, 1995, payable not later than 60 days after the enactment of the legislation, and reduce the annual assessment rate for SAIF-insured institutions from 23 basis points to 6.4 basis points (a reduction of approximately $3 million annually based upon Eureka's insured deposits at September 30, 1996) beginning in 1997. Although deposit premiums for thrifts will continue to be higher than the banking industry's through the year 2000, the premium reduction significantly reduces the inequity of Eureka paying a deposit premium significantly higher than that of a similarly sized commercial bank. Thereafter, beginning January 1, 2000, SAIF-insured and BIF-insured deposits alike will be assessed on a pro-rata basis (expected to be at a rate of approximately 2.4 basis points) to repay the FICO bonds until the year 2017, and thereafter phased out, with the phase-out being completed in 2019.

The BIF/SAIF recapitalization legislation also provides for a merger of the BIF and SAIF on January 1, 1999, if no SAIF-insured institutions exist on that date. This provision therefore will not become effective unless Congress enacts additional legislation abolishing the savings association charter effective prior to January 1, 1999. In this regard, Congress is expected to consider additional reform measures involving the merger of the BIF and SAIF, and abolition of the thrift charter, beginning in early 1997.

Other provisions of the 1996 legislation: (i) authorize the bank regulatory agencies to take action to prevent depository institutions form taking advantage of the BIF/SAIF premium disparity by "deposit-shifting" from the SAIF to the BIF; (ii) strengthen existing prohibitions on the FDIC's increasing the risk-based premiums for deposit insurance which would result in the statutory Designated Reserve Ratio for the two federal deposit insurance funds (calculated as a percentage of insured deposits for each fund) exceeding 1.25%; (iii) authorize the FDIC to refund assessments paid in excess of amounts due; and (iv) prohibit the FDIC, prior to January 1, 1999, from setting SAIF premiums at levels less than BIF premiums.

In September 1996, legislation was signed by the President which includes provisions that repeal the thrift bad debt reserve method of calculation under the Internal Revenue Code, effective for tax years beginning after December 31, 1995. Most large savings associations (including Eureka) will be required to change to the specific charge-off method of accounting for bad debts and will be required to recapture statutory "excess reserves" as provided in the legislation. In the case of an institution that meets certain residential lending requirements of the legislation, recapture of statutory "excess reserves" can be deferred for up to two years. Eureka's management expects to meet the residential lending requirements of the legislation and defer the recapture of the statutory "excess reserves" for up to two years. Management expects that enactment of such provisions will not have a significant

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY

impact on Eureka due to the amount of net operating loss carryforwards which are available. The provisions that repeal the thrift bad debt reserve method and the recapture of statutory "excess reserves" will be included in management's evaluation of the recoverability of deferred tax assets. See "Provision for Income Taxes and Deferred Tax Assets" for further discussion.

GENERAL INFORMATION

The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. In addition, this Form 10-Q includes forward-looking statements, as defined by applicable law, that involve inherent risks and uncertainties. The Partnership cautions readers that a number of important factors could cause the actual results of operations and other information to differ materially from those results of operations and other information discussed in the forward-looking statements. Those factors include fluctuations in interest rates, inflation, government regulations and economic conditions and competition in the geographic and business area in which the Partnership conducts its operations. The interim financial information should be read in conjunction with the Partnership's 1995 Form 10-K.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

  (a)    Exhibits:

         4(a) Amended and Restated Limited Partnership Agreement dated September 30, 1987 (incorporated herein by reference to Form 10-K dated December 31, 1987 filed pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Financial Fund 1987-A Limited Partnership (Commission File No. 0-16918)).

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

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY

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

         27.   Financial Data Schedule.


  (b) The Partnership did not file any Current Reports on Form 8-K during the third quarter of 1996.

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

                              AMERICA FIRST FINANCIAL FUND
                              1987-A LIMITED PARTNERSHIP

                              By    America First Capital
                                    Associates Limited
                                    Partnership Five, General
                                    Partner of the Registrant

                              By    AFCA-5 Management Corporation,
                                    General Partner of America First
                                    Capital Associates Limited Partnership Five



Date: November 1, 1996        By    /s/ George H. Krauss
                                    -------------------------------------------
                                    George H. Krauss
                                    Chairman of the Board of Directors
                                    and Secretary (Principal Executive Officer)



Date: November 1, 1996        By    /s/ J. Paul Bagley
                                    -------------------------------------------
                                    J. Paul Bagley
                                    Director, President and Treasurer
                                    (Principal Financial Officer)