Form 10-K405
period 1996-12-31
AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP
filed 1997-03-25
CIK 818789

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

               X    Annual report pursuant to Section 13 or 15(d) of the
              ----
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1996

                                       or

                       Transition report pursuant to Section 13 or 15(d) of the
              ----
                         Securities Exchange Act of 1934

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

(Address of principal executive offices)                      (Zip Code)

                                 (402) 444-1630

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

                                 Yes X  No_____
                                    ---

The aggregate market value of the BUCs held by non-affiliates on March 18, 1997, based upon the final sales price per BUC of $32 1/2 reported in The Wall Street
                                                                ---------------

Journal on March 19, 1997, was $191,926,410.
-------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K.   X
                                      -----

            AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP



                               TABLE OF CONTENTS
                               -----------------

                                                                          Page
                                                                          ----
                                     PART I
                                     ------

    Item  1.      Business...............................................   1
    Item  2.      Properties.............................................  24
    Item  3.      Legal Proceedings......................................  27
    Item  4.      Submission of Matters to a Vote of Security Holders....  27

                                    PART II
                                    -------

    Item  5.      Market for Registrant's Common Equity and Related
                  BUC Holders Matters....................................  27
    Item  6.      Selected Financial Data................................  28
    Item  7.      Management's Discussion and Analysis of Financial
                  Conditionand Results of Operations.....................  29
    Item  8.      Financial Statements and Supplementary Data............  39
    Item  9.      Changes In and Disagreements With Accountants
                  on Accounting and Financial Disclosure.................  39

                                    PART III
                                    --------

    Item 10.      Directors and Executive Officers of the Registrant.....  40
    Item 11.      Executive Compensation.................................  44
    Item 12.      Security Ownership of Certain Beneficial Owners
                  and Management.........................................  49
    Item 13.      Certain Relationships and Related Transactions.........  50

                                    PART IV
                                    -------

    Item 14.      Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K............................................  51

    SIGNATURES    .......................................................  53

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

The Partnership formed a subsidiary corporation, America First Eureka Holdings, Inc. ("AFEH"), formerly America First Holdings, for purposes of acquiring, owning and managing one or more financial institutions. On May 27, 1988, AFEH acquired EurekaBank ("Eureka" or the "Bank") under an Assistance Agreement with the Federal Savings and Loan Insurance Corporation ("FSLIC") (the "Acquisition"), whose obligations were assumed by the FSLIC Resolution Fund ("Resolution Fund") with the passage of the Financial Institutions Reform, Recovery, and Enforcement Act ("FIRREA") in August 1989 and subsequently passed to the Federal Deposit Insurance Corporation ("FDIC"). Prior to the Acquisition, Eureka was an insolvent mutual association which had been operated since 1985 by the Federal Home Loan Bank Board, the predecessor to the Office of Thrift Supervision ("OTS"), under its management consignment program. As a result of the Acquisition, Eureka was recapitalized and received various types of assistance from the FSLIC. On June 24, 1988, Eureka acquired the assets and liabilities of Stanford Savings and Loan Association ("Stanford") from the FSLIC. The Partnership and AFEH are unitary savings and loan holding companies and are subject to regulation, examination, supervision and reporting requirements of the OTS. See "Regulation" and "Assistance and Related Agreements."

Substantially all of the Partnership's business is conducted through Eureka, which has 36 branch offices located in the greater San Francisco Bay Area. At December 31, 1996, Eureka had total assets of approximately $2.2 billion and customer deposits of approximately $1.8 billion. Eureka's executive offices are located at 950 Tower Lane, Foster City, California 94404. The Partnership's offices are located at 1004 Farnam Street, Omaha, Nebraska 68102.

Eureka's business consists primarily of attracting retail savings deposits from the general public and, together with other borrowings, investing these funds in residential mortgage loans, mortgage-backed securities and investments.
Eureka's income is derived primarily from interest on residential mortgage loans, mortgage-backed securities and other real estate loans and, to a lesser extent, interest on investments and fees received in connection with loans, deposits and other services. Eureka's major expense is interest paid on customer deposits and other borrowings. Eureka's operations, like those of other savings institutions, are significantly influenced by national, regional and local economic conditions, the interest rate environment, the related monetary, fiscal and regulatory policies of the federal government, and the policies of regulatory authorities. Deposit flows and costs of funds are influenced by interest rates on competing investments, changes in the interest rate environment and general economic conditions. Lending activities are affected by the demand for residential mortgage financing and other types of financing, which are primarily affected by the interest rates at which such financing may be offered, and the availability of funds.

Eureka is a member of the Federal Home Loan Bank System and owns stock in the Federal Home Loan Bank (the "FHLB") of San Francisco. Eureka is also subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") with respect to cash reserves required to be maintained against deposits and certain other matters.

Eureka's deposits are insured by the FDIC up to the maximum amounts provided by law through the Savings Association Insurance Fund ("SAIF"). See "Insurance of Deposits."

PORTFOLIO REPRICING AND RATE SENSITIVITY
----------------------------------------

The composition of Eureka's interest earning assets consists principally of mortgage loans, mortgage-backed securities and investments. These assets are funded principally by retail savings deposits and supplemented with other borrowings. Net interest income, the difference between the amounts earned on interest earning assets and amounts paid on interest bearing liabilities, is affected by the relative levels of interest earning assets and interest bearing liabilities and the difference between rates of interest earned on interest earning assets and rates paid on interest bearing liabilities. Eureka's net interest income can fluctuate as interest rates paid on retail deposits and other borrowings reprice at a more rapid rate than interest rates on adjustable rate mortgage loans and other investments. See "Interest Rate Risk" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of how Eureka manages interest rate risk.

Eureka's Asset and Liability Management Committee ("ALCO") is a board of directors committee responsible for managing Eureka's assets and liabilities in a manner which balances profitability and risks, including interest rate risk ("IRR"). ALCO operates within policies and risk limits prescribed and reviewed regularly by the board of directors. ALCO's principal activities include: (i) identifying and maintaining the most appropriate capital structure in light of Eureka's business operations, IRR exposure and projected economic and financial condition; (ii) understanding market conditions to assess the value of products and services; (iii) identifying and maintaining an appropriate mix of assets and liabilities; (iv) measuring and managing credit, liquidity, interest rate, and operational risks which are implicit in Eureka's business; and (v) reviewing the profitability of new and existing business and product types.

The following table sets forth the projected repricing periods for the major interest earning asset categories (adjusted for estimates of prepayments) and interest bearing liability categories as of December 31, 1996 (before adjustments for allowances for loan losses and discounts and premiums). The interest rate gap represents the excess or shortfall of interest earning assets over interest bearing liabilities repricing during future periods, and is adjusted for hedging transactions consisting of interest rate exchange agreements. See Note 16 "Interest Rate Exchange Agreements," of Notes to Consolidated Financial Statements.

                      AMERICA FIRST FINANCIAL FUND 1987-A
                          Portfolio Repricing Amounts
                             (dollars in thousands)

                                            WITHIN          1-3          3-5         5-10      OVER 10
                                            1 YEAR        YEARS        YEARS        YEARS        YEARS          TOTAL
                                            ------       ------        -----        -----      -------          -----
Interest earning assets:
 Federal funds sold (1)                 $   20,000     $      -     $      -     $      -     $      -     $   20,000
 Investments (1)                             5,300            -            -            -            -          5,300
 Loans receivable:(2)
  Adjustable rate mortgage (3)             764,986       27,583        2,497        2,360        1,433        798,859
  Convertible mortgage                     154,151      171,086       75,784       29,840            5        430,866
  Fixed rate mortgage                       41,877       47,727       26,246       29,681        5,733        151,264
  Second mortgage                           12,595       11,742          321           42            -         24,700
  Consumer                                   2,381        2,104           13            -            -          4,498
 Mortgage-backed
   securities (2) (3)                      518,732       72,019       51,686       18,575        6,827        667,839
 FHLB stock                                 21,827            -            -            -            -         21,827
                                        ----------     --------     --------     --------     --------     ----------
 Total                                  $1,541,849     $332,261     $156,547     $ 80,498     $ 13,998     $2,125,153
                                        ==========     ========     ========     ========     ========     ==========

Interest bearing liabilities:
 Deposits:
  Term certificates of deposit (1)      $  939,356     $259,602     $ 22,758     $  1,290     $      -     $1,223,006
  Money market accounts                    426,757            -            -            -            -        426,757
  Checking accounts                        113,547            -            -       37,849            -        151,396
  Passbook accounts                         19,675            -            -       19,651            -         39,326
 Borrowings (1)                             93,651       37,000       19,825          875            -        151,351
 Redeemable preferred stock (1)              9,462        8,286            -            -            -         17,748
                                        ----------     --------     --------     --------     --------     ----------
 Total                                  $1,602,448     $304,888     $ 42,583     $ 59,665     $      -     $2,009,584
                                        ==========     ========     ========     ========     ========     ==========

Interest earning assets over
 (under) interest bearing
 liabilities (primary gap)              $  (60,599)    $ 27,373     $113,964     $ 20,833     $ 13,998
Effect of hedging activities (4)            40,000      (40,000)           -            -            -
                                        ----------     --------     --------     --------     --------
Hedged gap                              $  (20,599)    $(12,627)    $113,964     $ 20,833     $ 13,998
                                        ==========     ========     ========     ========     ========

Cumulative hedged gap                   $  (20,599)    $(33,226)    $ 80,738     $101,571     $115,569
                                        ==========     ========     ========     ========     ========

 As a percent of interest
  earning assets                             -0.97%       -1.56%        3.80%        4.78%        5.44%

 As a percent of total assets                -0.93%       -1.50%        3.65%        4.60%        5.23%

---------------
(1) Based upon contractual maturities of instruments.
(2) Maturity/repricing amount is based upon contract maturity taking into consideration projected repayments and prepayments of principal.
(3) The interest rate on adjustable rate loans and mortgage-backed securities generally adjusts every six to twelve month period depending on contract terms.
(4) Hedging activities consist of interest rate exchange agreements.

At December 31, 1996, approximately 73% of Eureka's interest earning assets were rate sensitive (i.e., reprice within one year). In evaluating its exposure to interest rate risk, Eureka takes into account certain limitations to the gap measure. For example, certain assets and liabilities may have similar maturities or repricing periods, but react in differing degrees to changes in market interest rates. In addition, some assets such as adjustable rate and convertible mortgages have product features which limit changes in interest rates on a short-term basis and over the life of the asset. Further, the gap measure includes assumptions about mortgage prepayments. Major shifts in interest rates can cause assumptions regarding anticipated mortgage prepayment levels to vary significantly from actual results. Eureka considers the anticipated effects of these factors in managing its interest rate risk position. See "Interest Rate Risk" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of how Eureka manages interest rate risk.

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

                      AMERICA FIRST FINANCIAL FUND 1987-A
                              Rate Volume Analysis
                             (dollars in thousands)

                              Year Ended December 31,               Year Ended December 31,
                         ---------------------------------     ----------------------------------
                                  1996 versus 1995                     1995 versus 1994
                                   changes due to                       changes due to
                         ---------------------------------     ---------------------------------
                                               Rate/Volume                           Rate/Volume
                          Volume      Rate        Total         Volume       Rate       Total
                         --------   --------   -----------     ---------   --------  -----------
Interest income:
  Loans and MBS (1)      $ (4,969)   $3,270     $ (1,699)       $3,166     $23,641      $26,807
  Investments                  67       (10)          57           (30)        794          764
                         --------    ------     --------        ------     -------      -------

   Total interest
    income                 (4,902)    3,260       (1,642)        3,136      24,435       27,571
                         --------    ------     --------        ------     -------      -------

Interest expense:
  Deposits                  4,313     1,897        6,210          (480)     12,452       11,972
  Borrowings              (11,312)     (829)     (12,141)        3,196       8,241       11,437
                         --------    ------     --------        ------     -------      -------

   Total interest
    expense                (6,999)    1,068       (5,931)        2,716      20,693       23,409
                         --------    ------     --------        ------     -------      -------

Net interest
 income                  $  2,097    $2,192     $  4,289        $  420     $ 3,742      $ 4,162
                         ========    ======     ========        ======     =======      =======

----------
Notes:
 (1) Net loan origination fee (expense) amortization of ($481,000), ($239,000) and $11,000 is included in interest income for 1996, 1995 and 1994, respectively.

The following table sets forth at December 31, 1996 the total of all loans with stated maturity dates after December 31, 1997 (before adjustments for allowances for loan losses, unearned loan fees, unearned income, discounts and premiums and certain purchase accounting adjustments) which have fixed, convertible and adjustable interest rates. Mortgage-backed securities and loans held for sale are not included.

                      AMERICA FIRST FINANCIAL FUND 1987-A
                       Loans with a Stated Maturity After
                               December 31, 1997
                             (dollars in thousands)


                                          Fixed Rate   Convertible   Adjustable Rate     Total
                                            Loans         Loans           Loans          Loans
                                          ----------   -----------   ---------------   ----------

Real estate loans
  Residential 1 - 4 family                  $106,414     $421,440       $726,173       $1,254,027
  Multi-family residential loans              31,969        7,679         26,039           65,687
  Commercial property and land loans          12,517          904         46,015           59,436
  Second mortgage loans                        3,033            -         21,620           24,653
                                            --------     --------       --------       ----------

  Total real estate loans                    153,933      430,023        819,847        1,403,803


  Revolving credit                               492            -              4              496
  Other installment loans                      1,792            -            390            2,182
  Other consumer loans                           620            -              -              620
                                            --------     --------       --------       ----------

  Total consumer loans                         2,904            -            394            3,298
                                            --------     --------       --------       ----------

Total loans due after
  December 31, 1997                         $156,837     $430,023       $820,241       $1,407,101
                                            ========     ========       ========       ==========

YIELDS EARNED AND RATES PAID
----------------------------

Yield/Interest on Earning Assets/Cost of Funds
----------------------------------------------
The following table sets forth, including the effects of discounts or premiums, the average interest earning assets and interest bearing liabilities, interest income and expense and the resultant average interest rate during the years ended December 31, 1996, 1995 and 1994:

                      AMERICA FIRST FINANCIAL FUND 1987-A
                  Average Monthly Balances, Rates, and Yields
                             (dollars in thousands)

                                                                    For Years Ended
                                ------------------------------------------   ------------------------------------------
                                                   1996                                         1995
                                ------------------------------------------   ------------------------------------------
                                AVERAGE                                      AVERAGE
                                BALANCE (3)    INTEREST (2)       RATE       BALANCE (3)    INTEREST (2)       RATE
                                ------------   ------------   ------------   ------------   ------------   ------------

Interest earning assets:
  Loans:
     Real estate                 $1,412,020    $106,549           7.54%     $1,404,604         $102,897         7.33%
     Consumer                         5,147         608          11.83%         15,960            2,303        14.43%
  Mortgage-backed securities        718,841      50,161           6.98%        776,008           53,818         6.94%
  Investments:
     Federal funds sold and
      securities
      purchased under
       agreements to resell          68,273       3,266           4.78%         68,937            3,419         4.96%
     Investment in FHLB stock        21,375       1,282           6.00%         21,038            1,105         5.25%
     Other taxable
      short-term investments          2,609         132           5.06%          2,053               98         4.78%
                                 ----------    --------       --------      ----------         --------        -----
Total interest earning assets     2,228,265     161,998           7.27%      2,288,600          163,640         7.15%

  Non-earning assets (1)             66,680                                     74,616
                                 ----------                                 ----------
     Total average assets        $2,294,945                                 $2,363,216
                                 ==========                                 ==========

Interest bearing liabilities:
  Deposits:
     Checking                    $  132,278    $  1,599           1.21%     $  124,096         $  1,302         1.05%
     Money market/passbook          413,764      14,298           3.46%        342,749           10,131         2.96%
     Time certificates            1,234,890      66,085           5.35%      1,217,707           64,339         5.28%
  Short-term borrowings             299,946      17,485           5.83%        489,401           29,898         6.11%
  FDIC preferred stock               16,535       2,204          13.33%         14,561            1,932        13.27%
                                 ----------    --------       --------      ----------         --------        -----
Total interest bearing
 liabilities                      2,097,413     101,671           4.85%      2,188,514          107,602         4.92%
                                 ----------    --------       --------      ----------         --------        -----
  Non-interest bearing
   liabilities and
     Partnership equity             197,532                                    174,702
                                 ----------                                 ----------
Total average liabilities        $2,294,945                                 $2,363,216
  and Partnership equity         ==========                                 ==========

Interest earning assets less
 interest bearing
  liabilities and interest
   rate spread                   $  130,852                       2.42%       $100,086                          2.23%
                                 ==========                   ========      ==========                         =====

Net interest income/
  Net interest margin                        $   60,327           2.62%                        $ 56,038         2.37%
                                              =========       ========                       ==========        =====





                                              For Years Ended
                                ------------------------------------------
                                                   1994
                                ------------------------------------------
                                AVERAGE
                                BALANCE (3)    INTEREST (2)       RATE
                                ------------   ------------   ------------

Interest earning assets:
  Loans:
     Real estate                 $1,446,206      $ 89,855     6.21%
     Consumer                        24,946         3,534    14.17%
  Mortgage-backed securities        654,512        38,820     5.93%
  Investments:
     Federal funds sold and
      securities
      purchased under
       agreements to resell          63,987         2,747     4.29%
     Investment in FHLB stock        20,263           983     4.85%
     Other taxable
      short-term investments          4,399           130     2.96%
                                 ----------      --------    -----
Total interest earning assets     2,214,313       136,069     6.14%

  Non-earning assets (1)             90,695
                                 ----------
     Total average assets        $2,305,008
                                 ==========

Interest bearing liabilities:
  Deposits:
     Checking                    $  136,713      $  1,435     1.05%
     Money market/passbook          390,054         9,228     2.37%
     Time certificates            1,172,552        53,136     4.53%
  Short-term borrowings             422,522        18,804     4.45%
  FDIC preferred stock               12,792         1,590    12.43%
                                 ----------      --------    -----
Total interest bearing
 liabilities                      2,134,633        84,193     3.94%
                                 ----------      --------    -----
  Non-interest bearing
   liabilities and
     Partnership equity             170,375
                                 ----------
Total average liabilities        $2,305,008
   and Partnership equity        ==========

Interest earning assets less
 interest bearing
  liabilities and interest
   rate spread                   $   79,680                   2.20%
                                 ==========                  =====

Net interest income/
  Net interest margin                            $ 51,876     2.25%
                                                 ========    =====

Notes:
  (1) Non-accrual loans are included with non-interest earning assets in 1996, 1995 and 1994. The principal balances of such loans at December 31, 1996, 1995 and 1994 totaled approximately $4.4 million, $6.4 million and $8.3 million, respectively.
  (2) Net loan origination fee (expense) amortization of ($481,000), ($239,000) and $11,000 is included in interest income for 1996, 1995 and 1994, respectively. Interest income reflects the effect of discount accretion and premium amortization. Net interest expense on interest rate exchange agreements is included as an adjustment to interest income on real estate loans.
  (3) Average balances are net of purchase accounting adjustments.

ASSISTANCE AND RELATED AGREEMENTS
---------------------------------

Under the terms of the Assistance Agreement entered into in 1988 in connection with the assisted acquisition of the assets and liabilities of Eureka Federal Savings and Loan Association, $50 million in preferred stock was issued to the FDIC. In 1990, $30 million of the preferred stock was redeemed by the FDIC.
The $20 million in non-voting Series A Preferred Stock which remains outstanding is mandatorily redeemable in 1997 and 1998 in the amount of $10 million each year, and has a liquidation value of $100 per share. The holder of this preferred stock is not entitled to dividends. The preferred stock is being accreted through the redemption dates of 1997 and 1998, and the accretion is recorded as interest expense on other borrowings. The accretion for 1996, 1995 and 1994 totaled $2.2 million, $1.9 million and $1.6 million, respectively. Amounts accrued by Eureka and payable to the FDIC prior to the redemption dates in accordance with the Assistance Agreement may be deducted from the $10 million redemption amounts, as appropriate.

Under the terms of the Assistance Agreement, the FDIC may be entitled to an additional payment after the final redemption of $10 million in preferred stock is made in May 1998. Specifically, the FDIC may be able to share in the benefits from utilization of pre-acquisition and post-acquisition net operating loss and tax credit carryforwards associated with the acquisitions, or any cash distributions which have been made to AFCA-5. In addition, the FDIC may be entitled to receive from Eureka a percentage of the fair value of Eureka allocable to AFCA-5 calculated based on the greater of: (i) the average price/earnings ratio for comparable financial institutions or (ii) the average sales price/book value for recent sales transactions involving comparable financial institutions. If, however, (1) 50% of tax benefits utilized by AFEH since the Acquisition and (2) the fair value of Eureka allocable to AFCA-5 plus cash distributions to AFCA-5, both exceed the fully accreted value of the remaining preferred stock of $20 million, the FDIC's participation or additional payment in such amount is limited to the lesser of the allowable tax benefits, or the fair value plus distributions. Based on the information available as of December 31, 1996, the Partnership's liability for any payments in May 1998 and thereafter in addition to the $20 million in remaining preferred stock cannot be reasonably estimated at this time, and therefore no reserve or charge to income for such liability has been recorded. The Partnership intends to review on a quarterly basis, however, the need for any such reserve or charge. Any additional payments required to be made to the FDIC pursuant to the Assistance Agreement could have an adverse effect on the per-BUC value of the Partnership.

Under the Capital Maintenance Agreement, dated May 27, 1988, the FDIC may take control of Eureka in the event there is a breach of this agreement, including the failure to maintain minimum capital. The Partnership is not aware of any other arrangement which may, at any subsequent date, result in a change in control of the Partnership, AFEH or Eureka.

LENDING ACTIVITIES
------------------

GENERAL.  The primary source of revenue to the Partnership is interest and fee
--------
income from the lending activities of Eureka. Eureka's lending activities have been focused principally on loans secured by first liens on 1-4 family residential properties located primarily in Northern California. Eureka purchases from third parties fixed, convertible and adjustable rate residential mortgage loans which meet Eureka's credit and underwriting standards. These purchases supplement Eureka's internal loan production and provide Eureka with more attractive long-term yields than are available from alternative sources. Wholesale loan originations were implemented during 1995. Management believes that wholesale loan originations will continue to be a significant percentage of total loan originations through 1997. Wholesale loan originations enable Eureka to add assets that meet its credit and underwriting standards within its market.

In addition to interest earned on loans, Eureka receives fees related to loan originations, loan prepayments, loan modifications, late payments, transfers of loans due to changes in property ownership, loans serviced for others and other miscellaneous services. All non-refundable loan origination fees, net of certain direct loan origination costs, are deferred and accreted or amortized, using a method that approximates the interest method over the term of the loan or until the loan is sold. Interest is not accrued on loans which are 90 days or more delinquent.

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

Wholesale loans are originated through a number of approved mortgage brokers located primarily in the San Francisco Bay Area. Loan application information is submitted by the brokers to Eureka for reverification of certain data, depending on the loan application credit risk, including customer income and credit history, as well as independent appraisals of the properties. The appraisal and funding policies and procedures for wholesale loans are generally the same as the policies and procedures for retail loans.

ONE-TO-FOUR FAMILY RESIDENTIAL LENDING.  Eureka currently offers several 1-4
---------------------------------------
family residential loan products with various fees, interest rates, maximum dollar amounts and loan terms. Eureka offers conventional fixed, convertible and adjustable rate loans secured by first deeds of trust.

Approximately 93% of the mortgage loans originated in 1996 were adjustable or convertible rate loans for Eureka's own portfolio. The adjustable rate mortgage loans currently offered are primarily indexed to the London Inter-Bank Offered Rate ("LIBOR"), constant maturity Treasury or FHLB Eleventh District cost of funds. The margin varies by type of loan, but is generally between 2.50% and 2.75% above the index. These adjustable rate mortgages are often made with "teaser rates" which are 1.00% to 2.75% below the fully adjusted rate during the initial "teaser period," and often have penalties for prepayment. Most of these adjustable rate mortgages have a six-month adjustment period with periodic rate changes capped at 1.00% per adjustment and a maximum lifetime rate of 5.00% to 7.00% above the initial rate. The convertible rate mortgage loans currently offered have fixed rates for three to seven years, then change to adjustable rate loans which are indexed to Treasury rates. Fixed rate loans conforming to the Federal Home Loan Mortgage Corporation ("FHLMC") lending limits and underwriting standards are originated by Eureka and generally sold to investors, principally the FHLMC, shortly after they are funded as part of Eureka's overall asset/liability strategy.

Loans secured by 1-4 family residential properties generally have a maximum loan to value ratio ("LTV") of 95%. Eureka generally requires private mortgage insurance for all loans with LTVs above 80%. In addition, title insurance is required on all mortgage loans. Fire and casualty insurance is required to be maintained on all improved properties which are security for Eureka's loans.
The original contract loan payment period for residential loans is a maximum of 40 years.

MULTI-FAMILY RESIDENTIAL AND COMMERCIAL PROPERTY REAL ESTATE LENDING.  The
---------------------------------------------------------------------
majority of the multi-family residential and commercial property loan portfolio was originated prior to the Acquisition. During 1996 and 1995, Eureka originated $3.9 million and $4.6 million, respectively, in multi-family and commercial loans. In addition, during 1996 and 1995, Eureka purchased $4.1 million and $2.2 million, respectively, in multi-family loans. These loans generally bear interest at a higher rate than loans on 1-4 family residential properties.

MORTGAGE-BACKED SECURITIES.  Eureka maintains a portfolio of mortgage-backed
---------------------------
securities in addition to its real estate loan portfolio. As of December 31, 1996, this portfolio (held to maturity and available for sale) totaled approximately $675 million. See Note 5 of Notes to Consolidated Financial Statements.

SALES, PURCHASES AND SERVICING OF REAL ESTATE LOANS.  It is generally
----------------------------------------------------
management's intention to hold originated adjustable and convertible rate loans, purchased loans and mortgage-backed securities for investment. Eureka originates and sells fixed rate loans, the majority of which conform to FHLMC standards. Loans which have been classified as held for sale are recorded at the lower of amortized cost or market value. The principal balances of these loans approximated $370,000 at December 31, 1996. Generally, Eureka retains the responsibility for servicing the loans it sells and receives a fee for performing this service. At December 31, 1996, Eureka was servicing mortgage loans for others with outstanding principal balances totaling approximately $246 million.

Eureka purchases from third parties fixed, convertible and adjustable rate residential mortgage loans which meet Eureka's credit and underwriting standards. These purchases supplement Eureka's internal loan production and provide Eureka with attractive long-term yields.

Certain loans were sold with recourse by Eureka prior to Acquisition. The remaining principal balances of these loans, which are secured by 1-4 family residential mortgages, totaled approximately $10.2 million at December 31, 1996. Repurchases of loans sold with recourse amounted to less than $25,000 for each of the years ended December 31, 1996, 1995 and 1994.

The following table summarizes loans receivable at December 31, 1996, 1995, 1994, 1993 and 1992 by type of collateral. These balances are before adjustments for discounts and premiums, unearned loan fees, unearned income, and allowances for loan losses and certain purchase accounting adjustments. The classifications are net of participation interests sold and loans serviced for others. This table does not include mortgage-backed securities held at December 31, 1996, 1995, 1994, 1993 and 1992 of approximately $675 million, $816 million,
$791 million, $630 million and $568 million, respectively.

                      AMERICA FIRST FINANCIAL FUND 1987-A
                                Loan Composition
                             (dollars in thousands)

                                           1996                      1995                        1994
                                -------------------------   -------------------------   -------------------------
                                             Percentage                  Percentage                  Percentage
                                  Amount      of Total       Amount       of Total        Amount       of Total
                                ----------   -----------   ----------    -----------    ----------   -----------
 Real estate loans:
   Residential 1-4 family       $1,254,293        88.95%   $1,284,282         89.33%    $1,269,970        87.93%
   Second mortgage                  24,700         1.75%       17,983          1.25%        14,825         1.03%
   Multi-family residential
    loans                           67,122         4.76%       54,595          3.80%        57,786         4.00%
   Commercial property and
    land loans                      59,574         4.22%       75,022          5.22%        78,432         5.43%
                                ----------   ----------    ----------        ------     ----------       ------
Total real estate loans          1,405,689        99.68%    1,431,882         99.60%     1,421,013        98.39%

 Consumer loans:
   Revolving credit                    744          .06%          781           .05%        16,286         1.13%
   Other installment loans           2,522          .18%        3,205           .22%         4,033          .28%
   Loans secured by savings
     accounts                          599          .04%          615           .04%           682          .05%
   Timeshare                           633          .04%        1,254           .09%         2,210          .15%
                                ----------   ----------    ----------        ------     ----------       ------
Total consumer loans                 4,498          .32%        5,855           .40%        23,211         1.61%
                                ----------   ----------    ----------        ------     ----------       ------

           Total loans           1,410,187       100.00%    1,437,737        100.00%     1,444,224       100.00%
                                ----------   ----------    ----------        ------     ----------       ------

Less:
  Loans held for sale                  370                        403                          152
                                ----------                 ----------                   ----------
           Loans receivable     $1,409,817                 $1,437,334                   $1,444,072
                                ==========                 ==========                   ==========


















                                           1993                      1992
                                -------------------------   -------------------------
                                             Percentage                  Percentage
                                  Amount      of Total       Amount       of Total
                                ----------   -----------   ----------    -----------
 Real estate loans:
   Residential 1-4 family       $1,401,897    89.76%       $1,413,363    87.55%
   Second mortgage                  18,456     1.18%           40,052     2.48%
   Multi-family residential
    loans                           41,850     2.68%           53,839     3.34%
   Commercial property and
    land loans                      71,207     4.56%           71,697     4.44%
                                ----------   ------        ----------   ------
Total real estate loans          1,533,410    98.18%        1,578,951    97.81%

 Consumer loans:
   Revolving credit                 18,558     1.19%           20,983     1.30%
   Other installment loans           5,288      .34%            8,151      .51%
   Loans secured by savings
     accounts                          931      .06%            1,280      .08%
   Timeshare                         3,625      .23%            4,922      .30%
                                ----------   ------        ----------   ------
Total consumer loans                28,402     1.82%           35,336     2.19%
                                ----------   ------        ----------   ------

           Total loans           1,561,812   100.00%        1,614,287   100.00%
                                ----------   ------        ----------   ------

Less:
  Loans held for sale                4,993                      6,169
                                ----------                 ----------
           Loans receivable     $1,556,819                 $1,608,118
                                ==========                 ==========

The following table profiles net loan and mortgage-backed security origination, purchase and sale activity of Eureka during the years ended December 31, 1996, 1995 and 1994.


                      AMERICA FIRST FINANCIAL FUND 1987-A
                   Loan and Mortgage-Backed Security Activity
                             (dollars in thousands)


                                                       1996         1995         1994
                                                    ----------   ----------   ----------
Real estate and consumer loan activity:
 Real estate mortgage loans originated:
  Residential 1-4 family mortgage loans             $ 230,419    $ 163,761    $ 202,684
  Commercial mortgage and land loans                    6,211        4,034        5,592
  Multi-family mortgage loans                             558          610        2,695
  Second mortgage                                      15,146       10,149        2,453
 Consumer loans originated                              2,792        2,197        2,074
                                                    ---------    ---------    ---------
    Total real estate and consumer loans
     originated                                       255,126      180,751      215,498

Loans and participations purchased,
  including mortgage-backed securities                 76,751      253,874      361,768

Loans and participations sold                         (17,176)      (6,596)     (26,637)

Loan and mortgage-backed security
   principal repayments, including
  prepayments                                        (473,655)    (393,790)    (498,806)

Transfer to foreclosed real estate                     (5,029)      (5,019)      (8,559)

Other increases (decreases)                            (4,954)      (5,885)       4,088
                                                    ---------    ---------    ---------

Net loan and mortgage-backed security activity      $(168,937)   $  23,335    $  47,352
                                                    =========    =========    =========



The following table summarizes the contractual maturities of loans in Eureka's loan portfolio at December 31, 1996. This schedule does not reflect normal principal reductions or potential prepayments. Mortgage-backed securities of approximately $675 million and loans held for sale of approximately $370,000 are not included.

                      AMERICA FIRST FINANCIAL FUND 1987-A
                                Loan Maturities
                              at December 31, 1996
                             (dollars in thousands)

                                          R e a l  E s t a t e  M o r t g a g e  L o a n s
                                        ------------------------------------------------------

                                                      First Mortgage
                                        ------------------------------------------
                                                        Commercial
                                        1 - 4 family     mortgage     Multi-family     Second
                                        mortgage         and land     mortgage         mortgage    Consumer     Total
                                        -----------    -----------   ------------      --------     -------     -------
Periods during which loans mature:
Within 1 year                            $      266        $   138    $ 1,435            $    47    $1,200    $    3,086
After 1 through 2 years                          60             69          4                 30       619           782
After 2 through 3 years                       1,014            211          -                  4       598         1,827
After 3 through 5 years                         738            633         60              1,623       665         3,719
After 5 through 10 years                      7,484         10,454     17,879              2,762     1,057        39,636
After 10 through 15 years                    52,770          8,634     10,006                237       359        72,006
After 15 years                            1,191,591         39,435     37,738             19,997         -     1,288,761
                                         ----------        -------    -------            -------    ------    ----------
                                         $1,253,923        $59,574    $67,122            $24,700    $4,498    $1,409,817
                                         ==========        =======    =======            =======    ======    ==========

Less:
Discounts and (premiums), net                (1,672)           973        931                335         -           567
Deferred loan (costs)                        (1,284)             -          -                  -         -        (1,284)
Allowance for loan losses                     5,012            735        691                183       430         7,051
                                         ----------        -------    -------            -------    ------    ----------


Total loans, net                         $1,251,867        $57,866    $65,500            $24,182    $4,068    $1,403,483
                                         ==========        =======    =======            =======    ======    ==========


The following table summarizes loan delinquencies at December 31:

LOAN TYPE                           1996
---------------------------------   -------------------------------------------------------

                                    31-60 DAYS    61-90 DAYS      90+DAYS         TOTAL
                                    -----------   -----------   ------------   ------------
 Real estate:
  Residential 1-4 mortgage          $2,087,850    $  879,939    $ 4,429,268    $ 7,397,057
  Multi-family mortgage                      -             -              -              -
  Commercial mortgage and land               -             -              -              -

 Consumer                               26,961         6,192          3,913         37,066
                                    ----------    ----------    -----------    -----------
   Total delinquencies              $2,114,811    $  886,131    $ 4,433,181    $ 7,434,123
                                    ==========    ==========    ===========    ===========

 Percentage of loans                       .15%          .06%           .32%           .53%
                                    ==========    ==========    ===========    ===========


                                    1995
                                    ------------------------------------------------------

                                    31-60 DAYS    61-90 DAYS        90+DAYS          TOTAL
                                    ----------    ----------    -----------    -----------
 Real estate:
  Residential 1-4 mortgage          $3,164,047    $2,024,260    $ 4,151,759    $ 9,340,066
  Multi-family mortgage                      -             -              -              -
  Commercial mortgage and land               -       440,641      2,225,469      2,666,110

 Consumer                               32,636        10,722         11,226         54,584
                                    ----------    ----------    -----------    -----------
   Total delinquencies              $3,196,683    $2,475,623    $ 6,388,454    $12,060,760
                                    ==========    ==========    ===========    ===========

 Percentage of loans                       .22%          .17%           .45%           .84%
                                    ==========    ==========    ===========    ===========


                                    1994
                                    ------------------------------------------------------

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
                                    ==========    ==========    ===========    ===========











                                    1993
                                    ------------------------------------------------------

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
                                    ==========    ==========    ===========    ===========


                                    1992
                                    ------------------------------------------------------

                                    31-60 DAYS    61-90 DAYS        90+DAYS          TOTAL
                                    ----------    ----------    -----------    -----------

 Real estate:
  Residential 1-4 mortgage          $1,298,068    $3,932,007    $ 6,421,269    $11,651,344
  Multi-family mortgage                      -             -              -              -
  Commercial mortgage and land         605,192             -      1,992,343      2,597,535

 Consumer                              686,556       248,759        221,176      1,156,491
                                    ----------    ----------    -----------    -----------
   Total delinquencies              $2,589,816    $4,180,766    $ 8,634,788    $15,405,370
                                    ==========    ==========    ===========    ===========

 Percentage of loans                       .16%          .26%           .53%           .95%
                                    ==========    ==========    ===========    ===========


The following table summarizes the activity in the allowance for losses on loans (dollars in thousands):

                                    Real Estate Loans          Timeshare Loans           Consumer Loans           Total Loans
                                -------------------------    --------------------     ---------------------     ------------------
                                                                             % of                      % of                   % of
                                  Amount       % of Total      Amount       Total        Amount       Total      Amount      Total
                                -----------   ------------   -----------   -------    ------------   -------    ---------   -------
       December 31, 1991           $ 4,068            .28%       $2,647      42.76%       $ 1,563       3.84%    $ 8,278        .55%


         Provision for losses          900                            -                     1,792                  2,692
         Charge-offs                   (86)                        (234)                   (1,884)                (2,204)
         Recoveries                      -                           48                       206                    254
         Transfers                     225                          187                         -                    412
         Reductions/(1)/                 -                         (443)                        -                   (443)
                                   -------                       ------                     -----               --------
       December 31, 1992             5,107            .32%        2,205      44.80%         1,677       5.54%      8,989        .56%


         Provision for losses          540                          165                     1,804                  2,509
         Charge-offs                  (263)                         (67)                   (1,809)                (2,139)
         Recoveries                      -                            -                       170                    170
         Transfers                     560                            -                        17                    577
         Reductions/(1)/                 -                         (650)                        -                   (650)
                                   -------                       ------                     -----               --------
       December 31, 1993             5,944            .39%        1,653      45.60%         1,859       7.50%      9,456        .61%


         Provision for losses          540                           60                       646                  1,246
         Charge-offs                (1,029)                        (151)                   (1,395)                (2,575)
         Recoveries                     30                           64                       272                    366
         Transfers                    (133)                           -                       (25)                  (158)
         Reductions/(1)/                 -                         (515)                        -                   (515)
                                   -------                       ------                     -----               --------
       December 31, 1994             5,352            .38%        1,111      50.29%         1,357       6.46%      7,820        .54%


         Provision for losses          370                            5                       418                    793
         Charge-offs                  (312)                        (100)                   (1,331)                (1,743)
         Recoveries                      6                           91                       500                    597
         Transfers                     690                            -                      (811)                  (121)
         Reductions/(1)/                 -                         (468)                        -                   (468)
                                   -------                       ------                     -----               --------
       December 31, 1995             6,106            .43%          639      50.94%           133       2.93%      6,878        .48%


         Provision for losses          962                            3                         -                    965
         Charge-offs                  (518)                         (46)                      (57)                  (621)
         Recoveries                      -                           33                        52                     85
         Transfers                      71                           (3)                      (68)                     -
         Reductions/(1)/                 -                         (256)                        -                   (256)
                                   -------                       ------                     -----               --------
       December 31, 1996           $ 6,621            .47%       $  370      58.49%       $    60       1.56%    $ 7,051        .50%
                                   =======                       ======               ===========               ========

       Ratio of net
        charge-offs
          to average gross
           loans
          during 1996                  .04%                        1.33%                      .11%                   .04%

   (1) Reductions are due to principal payoffs and remittances of pre-acquisition originated loans.



CLASSIFIED ASSETS
-----------------

Loans, real estate owned, investments, debt securities and other assets are classified as Substandard, Doubtful or Loss. Assets designated as Special Mention possess minor risks but do not justify a Substandard classification.
The Special Mention category promotes, through self-classification, the identification and monitoring of those assets that have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the institution's position at some future date. Generally, assets classified as Substandard are those assets inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged and have a well-defined weakness or weaknesses. Assets classified as Doubtful have all of the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable. Assets classified as Loss are considered uncollectible and of such little value that their continuance as assets without establishment of a specific allowance for losses is not warranted. General and specific allowances for losses are established in accordance with Generally Accepted Accounting Principles. Assets are charged-off in the period when they are no longer deemed collectible.

Typically, loans have been classified because of the following reasons: (i) inadequate cash flow from underlying collateral property on commercial and multi-family real estate loans, (ii) non-current 1-4 family residential loans that are 90 days or more delinquent, and (iii) other loans for which the paying capacity of the borrower is in question due to either bankruptcy filings, initiation of foreclosure action, or recurring short-term delinquencies. In management's view, these loans do not represent or reflect trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources.

The following table summarizes Eureka's Special Mention and classified assets net of specific valuation allowances, in accordance with the reporting requirements of the OTS at December 31, 1996:

                                  SPECIAL
                                  MENTION     SUBSTANDARD   DOUBTFUL   LOSS      TOTAL
                                 ----------   -----------   --------   ----   -----------

Real estate mortgage loans:
 1-4 family                      $        -   $ 9,229,045     $    -   $  -   $ 9,229,045
 Multi-family                       804,814             -          -      -       804,814
 Commercial                       2,593,937       918,808          -      -     3,512,745

Real estate owned                         -     1,438,436          -      -     1,438,436

Other                                     -        24,000      3,000      -        27,000
                                 ----------   -----------   --------   ----   -----------

 Special Mention/
   Classified Assets             $3,398,751   $11,610,289     $3,000   $  -   $15,012,040
                                 ==========   ===========   ========   ====   ===========

CREDIT RISK AND LOAN CONCENTRATION
----------------------------------

Eureka strives to minimize its credit risk exposure by maintaining its loan portfolio principally with first mortgage loans secured by 1-4 family residential properties located primarily in northern California. In addition, Eureka's internal loan review procedures allow management to assess the credit risks associated with potential loan portfolio additions. See "Lending Activities," and Note 6 of Notes to Consolidated Financial Statements.

NON-ACCRUAL, PAST-DUE AND RESTRUCTURED LOANS:  The following table shows
---------------------------------------------
Eureka's non-accrual, past-due and restructured loans as of December 31:

                                          1996                      1995                        1994
                                 ----------------------    ----------------------     ----------------------

                                PRINCIPAL    FOREGONE       PRINCIPAL    FOREGONE      PRINCIPAL    FOREGONE
                                 BALANCE     INTEREST        BALANCE     INTEREST       BALANCE     INTEREST
                                ----------   --------      -----------   --------     -----------   --------
Non-accrual                     $4,433,181   $216,284      $ 6,388,454   $393,629     $ 8,289,218   $790,074
Accruing loans
  contractually
  past-due 90
  days or more                           -          -                -          -               -          -

Restructured loans               3,872,014     52,921        5,040,138     70,221       6,055,020     95,490
                                ----------   --------      -----------   --------     -----------   --------
                                $8,305,195   $269,205      $11,428,592   $463,850     $14,344,238   $885,564
                                ==========   ========      ===========   ========     ===========   ========









                                          1993                     1992

                                  ----------------------   ----------------------
                                   PRINCIPAL    FOREGONE    PRINCIPAL    FOREGONE
                                    BALANCE     INTEREST     BALANCE     INTEREST
                                  -----------   --------   -----------   --------
Non-accrual                       $13,304,518   $822,356   $ 2,395,301   $123,294
Accruing loans
  contractually
  past-due 90
  days or more                              -          -     6,239,487          -

Restructured loans                  6,200,064    115,863     5,357,029     58,855
                                  -----------   --------   -----------   --------
                                  $19,504,582   $938,219   $13,991,817   $182,149
                                  ===========   ========   ===========   ========

Interest recognized on non-accrual loans was immaterial for all years reported in the above table. Interest income recognized on restructured loans was $317,000, $423,000 and $475,000 for the years ending December 31, 1996, 1995 and
1994, respectively.

INVESTMENT ACTIVITIES
---------------------

Income on investments is the Partnership's second most significant source of interest income after interest on loans and mortgage-backed securities. At December 31, 1996, funds were invested in federal funds sold and securities purchased under agreements to resell. Federal funds sold represent short-term instruments which are generally held overnight. See Note 4 of Notes to Consolidated Financial Statements for information on investments.

Securities purchased under agreement to resell identical securities are carried at cost which approximates market value and are as follows:

                                                                  1996             1995             1994
                                                             --------------   --------------   --------------
      Balance at December 31,                                  5.3 million     20.5 million      5.7 million
      Average balance during year                             13.7 million     12.8 million      9.7 million
      Maximum balance at any month-end                        44.4 million     22.5 million     30.0 million
      Weighted average days to maturity at December 31,            27 days           9 days          25 days
      Weighted average interest rate                                 5.41%            5.92%            3.99%

SOURCES OF FUNDS
----------------

GENERAL.  Customer deposits are the principal source of Eureka's funds for use
--------
in lending and other purposes. In addition to deposits, Eureka derives funds from cash flows generated from operations, loan and MBS repayments and loan sales. Funds are also available through various types of borrowings, including advances from the FHLB and securities sold under agreements to repurchase.

DEPOSITS.  Eureka offers an assortment of accounts with varying interest rates
---------
and maturities including passbook accounts, checking accounts, money market accounts, fixed rate certificates of deposit and individual retirement accounts. Deposit flows are affected by various factors, including competition among depository institutions, changes in the interest rate environment, general economic conditions and the yields on other investment opportunities. Eureka believes that its retail branch office network enables it to offer a high level of customer convenience and attract a relatively stable base of deposits.
Eureka does not actively solicit jumbo deposits or utilize brokerage firms to obtain such funds. At the end of 1996, Eureka had approximately $1.84 billion in deposits, comprising approximately 120,436 accounts.

The following table shows the maturity of Eureka's customer deposits with balances over $100,000 as of December 31, (dollars in thousands):

                                    1996        1995        1994
                                  ---------   ---------   ---------
Maturing:
 Within three months               $ 82,459    $ 56,830    $ 46,231
 Three months to six months          62,302      61,882      67,680
 Six months to twelve months         73,066      57,119      70,872
 After twelve months                 55,364      74,208      47,868
                                   --------    --------    --------
                                   $273,191    $250,039    $232,651
                                   ========    ========    ========

The table below shows the maturity of deposits at December 31, 1996, by various interest rate ranges.

                      AMERICA FIRST FINANCIAL FUND 1987-A
                              Maturity of Deposits

                                                          Year in which deposits mature
                                ------------------------------------------------------------------------------------
        Rate                              1997               1998            1999             2000              2001
-------------------             --------------       ------------     -----------      -----------       -----------
Less than 4.01%                 $  702,420,618       $     60,324     $         -      $         -       $     4,303
4.01% -  6.00%                     762,585,192        196,351,602      30,416,134        2,984,354         4,440,004
6.01% -  8.00%                      86,183,088         22,410,008       4,573,864        4,234,331         7,225,371
8.01% - 10.00%                         769,230          3,878,831       6,435,604        3,830,182                 -
10.01% - 12.00%                          7,554                  -               -                -                 -
12.01% - 14.00%                              -                  -         338,600           42,459                 -
                                --------------       ------------     -----------      -----------       -----------
                                $1,551,965,682       $222,700,765     $41,764,202      $11,091,326       $11,669,678
                                ==============       ============     ===========      ===========       ===========


                                   Year in which deposits mature
                                ----------------------------------
                                        2002 and
        Rate                           Thereafter            Total
-------------------                    ----------   --------------
Less than 4.01%                        $   30,575   $  702,515,820
4.01% -   6.00%                           609,230      997,386,516
6.01% -   8.00%                           654,342      125,281,004
8.01% -  10.00%                                 -       14,913,847
10.01% - 12.00%                                 -            7,554
12.01% - 14.00%                                 -          381,059
                                       ----------   --------------
                                       $1,294,147   $1,840,485,800
                                       ==========   ==============


BORROWINGS.
-----------

At December 31, 1996, 1995 and 1994, borrowings consisted of securities sold under agreements to repurchase and FHLB advances. The principal purpose of borrowings was to provide additional liquidity.

Securities sold under agreements to repurchase identical securities are as follows at December 31,:

                                                                           1996                 1995                 1994
                                                                    ----------------       --------------        --------------
Balance at December 31,                                               $  44.4 million       $206.9 million        $462.5 million
Market value at December 31,                                          $  44.4 million       $206.9 million        $462.5 million
Average balance during year                                            $109.7 million       $404.4 million        $413.0 million
Maximum balance at any month-end                                       $164.5 million       $484.1 million        $462.5 million
Weighted average days to maturity at December 31,                             36 days              36 days               57 days
Weighted average interest rate at December 31,                                  5.50%                5.74%                 5.93%
Weighted average interest rate for the year                                     5.41%                6.04%                 4.35%



The following table summarizes FHLB advances at December 31, (dollars in thousands):

                                                                     Interest              Interest              Interest
                                                           1996      Rate        1995       Rate       1994       Rate
                                                         --------   --------    --------    -------   -------    --------
    Short-term fixed rate advances
        (maturing within one year)                       $ 49,298     5.61%     $277,706     5.73%    $ 50,278     5.70%

    Long-term fixed rate advances
        (maturing through 2002)                          $ 57,700     5.73%     $ 32,381     5.99%    $      -        -
    Average balance during year                          $201,775               $ 85,117              $  9,509
    Maximum balance at any month-end                     $305,878               $340,500              $ 50,278
    Mortgage-backed securities pledged as
        collateral for other borrowings                  $ 85,000               $280,000              $347,000
    Weighted average interest rate at December 31,           5.67%                  5.76%                 5.70%

    Weighted average interest rate for the year              5.60%                  5.97%                 5.73%



COMPETITION
-----------

Eureka faces strong competition in both attracting savings accounts and originating real estate loans. The competition between commercial banks and thrift institutions has intensified in recent years due to federal regulations eliminating many of the distinctions between these two types of institutions. The most direct competition for deposits comes from other savings institutions, commercial banks, credit unions, issuers of corporate and government debt securities, and money market mutual funds. Low interest rates can result in competition for deposits from non-deposit investment products such as stocks and bonds, mutual funds and other investments. The primary basis of competition for funds is the rate of interest paid. Methods used by Eureka to attract deposits include advertising, having convenient branch office locations and quality customer service.

Competition for real estate loans comes principally from other savings institutions, commercial banks, and mortgage banking companies. Consumer loan competition is primarily from commercial banks, savings and loans, consumer finance companies, and credit unions. Eureka competes for loans principally through innovative products, pricing and quality services.

As a result of recent changes in federal law, including changes which will facilitate the ability of banking organizations to conduct interstate banking and branching operations, Eureka may face increased competition from other depository institutions in the future. See "Insurance of Deposits."

EMPLOYEES
---------

At December 31, 1996, Eureka had 399 full-time-equivalent employees. The Partnership does not have any employees. Eureka provides its employees with a comprehensive benefit program including basic and major medical coverage, dental plan, life insurance, accident insurance, long-term disability coverage, retirement benefits and a 401(k) plan. Eureka also offers loans with reduced origination fees to its employees who qualify. None of Eureka's employees are represented by a collective bargaining group. Management considers its relations with its employees to be satisfactory.

REGULATION
----------

GENERAL.  Eureka is a federally-chartered savings bank, and, as such, is subject
--------
to broad federal regulation and oversight extending to all of its operations.
As unitary savings and loan holding companies, the Partnership and AFEH also are subject to federal and state regulation and oversight.

The OTS has primary regulatory authority over Eureka and its holding company. In addition, Eureka is a member of SAIF through which customers' deposits are insured up to maximum levels provided by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Eureka. See "Insurance of Deposits."

The OTS has primary enforcement responsibility over savings associations, and has broad enforcement powers allowing the OTS to take various types of regulatory actions against savings institutions and their affiliated persons for unsafe and unsound banking practices, or violations of laws, regulations, written supervisory agreements or directives, or commitments given in writing by the institution. Such actions can include the imposition of cease-and-desist orders which may require affirmative corrective actions (such as restitution or other significant remedial acts), removing or suspending officers and directors, or imposing civil money penalties. Civil penalties cover a wide range of violations and actions and range from $5,000 to $1 million a day. In cases where the OTS determines not to take regulatory action against a savings association, the FDIC has authority to recommend and, in some circumstances to compel, enforcement action by the OTS. In addition, regulators have broad discretion to take enforcement action against an institution that fails to comply with financial regulatory requirements, including but not limited to regulatory capital requirements. Possible enforcement action ranges from the imposition of a capital plan to the termination of deposit insurance, or the appointment of a conservator or receiver.

In the appropriations bill signed by the President in September 1996, Congress enacted a provision to eliminate the thrift charter if no savings associations existed on January 1, 1999. It is uncertain what effect, if any, this provision will have on Eureka and its operations.

FEDERAL HOME LOAN BANK SYSTEM.  The FHLB System is the central credit facility
------------------------------
for savings institutions. Eureka is a member of the FHLB System and therefore is required to purchase and hold stock in the FHLB of San Francisco in an amount equal to the greater of: (i) 1% of its aggregate unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 5% of its FHLB advances outstanding. Eureka was in compliance with this requirement at December 31, 1996.

The FHLB of San Francisco serves as a reserve or central bank for member institutions within its assigned region. Advances from the FHLB of San Francisco are secured by a member's shares of stock in the FHLB of San Francisco, certain types of mortgages and other assets. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of San Francisco and the purpose of the borrowing. At December 31, 1996, Eureka had advances totaling approximately $107 million from the FHLB of San Francisco. All long-term advances must be used by Eureka to provide funds for residential mortgage loans. In addition, the FHLB has issued regulations that establish community service or investment standards (including complying with the Community Reinvestment Act) for FHLB members to follow as a condition to continued access to long-term advances.

LIQUIDITY REQUIREMENTS.  Eureka is currently required to maintain an average
-----------------------
daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. Eureka is also required to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of six months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet liquidity ratio requirements. The liquidity ratio of Eureka at December 31, 1996 was 5.57%, exceeding the applicable requirements.

INSURANCE OF DEPOSITS.  Eureka's deposits are insured up to $100,000 per insured
----------------------
deposit account (as defined by law and regulation) by SAIF. This insurance is backed by the full faith and credit of the United States Government. SAIF is administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF-insured institutions. It also may prohibit any SAIF-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to SAIF. SAIF members are required to pay an annual premium for deposit insurance in an amount related to each institution's perceived risk to the deposit insurance fund, based on the types and concentrations of its assets and liabilities and other factors deemed relevant by the FDIC. Institutions are placed in one of three capital groups, then further categorized into one of three supervisory subgroups within the assigned capital group. In turn, an institution's "risk-based" deposit insurance assessment is based upon the institution's capital group and supervisory subgroup classifications.

On September 30, 1996, the President signed an appropriations bill which included provisions to recapitalize the SAIF. Under the provisions of the bill, the SAIF was recapitalized through a combined approach of imposing a one-time special assessment on SAIF-insured institutions, and an incremental pro-rata charge on SAIF-insured institutions and commercial banks insured under the Bank Insurance Fund ("BIF"), to be used to pay the interest on Financing Corporation ("FICO") bonds issued as part of the 1989 savings association rescue package adopted under the FIRREA. The SAIF recapitalization provisions imposed a one-time special assessment of 65.7 basis points (approximately $11 million for Eureka) on deposits held by SAIF-insured institutions as of March 31, 1995, payable not later than 60 days after the enactment of the legislation, and reduced the annual assessment rate for SAIF-insured institutions from 23 basis points to 6.4 basis points (a reduction of approximately $3 million annually based upon Eureka's insured deposits at September 30, 1996) beginning in 1997. Although deposit premiums for thrifts will continue to be higher than the banking industry's through the year 2000, the premium reduction significantly reduces the inequity of Eureka paying a deposit premium significantly higher than that of a similarly sized commercial bank. Thereafter, beginning January 1, 2000, SAIF-insured and BIF-insured deposits alike will be assessed on a pro-rata basis (expected to be at a rate of approximately 2.4 basis points) to repay the FICO bonds until the year 2017, and thereafter phased out, with the phase out being completed in 2019.

Eureka's deposit assessment rate for 1996 was .23% for the first three quarters of 1996 and .18% for the fourth quarter of 1996. In addition, Eureka paid a one-time special assessment of approximately $11 million in the third quarter of 1996 to recapitalize the SAIF insurance fund. Current law provides no statutory cap on SAIF premium rates. See "Deposit Insurance and Other Matters" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

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



REGULATORY CAPITAL REQUIREMENTS.  Savings institutions must satisfy three
--------------------------------
separate tests of capital adequacy: A leverage standard, a tangible capital standard and a risk-based capital standard.

The OTS leverage limit requires savings associations to maintain "core capital" in an amount equal to at least 3% of adjusted total assets. Core capital is defined as common stockholders' equity (including retained earnings, excluding the net unrealized gains or losses on securities available-for-sale), noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less intangible assets, other than qualifying mortgage servicing rights, qualifying purchased credit card relationships and qualifying identifiable intangible assets.

The tangible capital requirement adopted by the OTS requires a savings institution to maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital is defined as core capital less intangible assets (including supervisory goodwill), other than mortgage servicing rights valued at the lower of the maximum percentage established by the FDIC or the amount includable in core capital.

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

On August 31, 1993, the OTS issued final rules to add an IRR component to risk-based capital standards. Under these rules, a savings association with a greater than normal level of interest rate risk exposure will be subject to a deduction from total capital for purposes of calculating its risk-based capital. The IRR deduction will equal one-half the difference between an institution's "measured interest rate risk" and a "normal" level of interest rate exposure. The measured interest rate risk is calculated by determining the decline that would occur in the thrift's net portfolio value due to a 200 basis point increase or decrease in market interest rates (whichever would produce the lowest net portfolio value). When the three-month Treasury bond equivalent yield falls below 4%, the hypothetical decline in rates will be one-half the Treasury rate (at year-end, 1.5%). Any decline in net portfolio value of up to 2% of an institution's assets will be considered a "normal" level. The effectiveness of the IRR capital requirement, which was to go into effect as of June 30, 1995, has been temporarily suspended. When a decision is reached by the OTS on the effective date of the IRR capital requirement, institutions will be appropriately notified.

Effective November 1994, the OTS no longer required savings institutions to include unrealized gains and losses on available-for-sale debt securities established under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in regulatory capital. Under the revised OTS policy, institutions must value available-for-sale debt securities at amortized cost for regulatory capital purposes. Adoption of this uniform interagency policy is responsive to the general goal of regulatory uniformity set forth in Section 303 of the Riegle Community Development and Regulatory Improvement Act of 1994.
This decision reversed the interim OTS policy issued in August 1993 under which institutions computed their regulatory capital in accordance with SFAS No. 115.

A savings institution which fails to maintain minimum levels of required capital may be required to take certain corrective actions specified in OTS regulations, including reducing the rate of interest that may be paid on savings accounts, limiting its receipt of deposits and issuance of new accounts, and restricting its lending and investment activities. The OTS may also require the institution to reduce its operational expenditures and increase its regulatory capital or liquid assets to specified levels. If a savings association fails to comply with the capital standards, the Director of the OTS will restrict asset growth and either issue a capital directive or require the institution to submit a capital plan. At December 31, 1996, Eureka was in compliance with all regulatory capital requirements.

In addition to the corrective actions available under these OTS regulations, the FDIC Improvement Act of 1991 ("FDICIA") established a statutory framework for capital-based corrective action. The law sets out five categories for depository institutions and imposes increasingly strict regulatory restrictions and supervisory actions at each successive level. As implemented by OTS regulations, a well-capitalized institution under this framework must have a total risk-based capital ratio of at least 10%, a core capital ratio of at least 6%, a leverage ratio of at least 5% and not be subject to any agreement, order, capital directive, or prompt corrective action. At December 31, 1996, Eureka was classified as a "well-capitalized" institution; this classification, however, is a regulatory capital classification used for internal regulatory purposes and is not necessarily indicative of Eureka's condition and operations.

QUALIFIED THRIFT LENDER TEST.  Eureka is required to meet a Qualified Thrift
-----------------------------
Lender (QTL) test for continued eligibility for FHLB advances and other purposes. To pass this test, an institution must have at least 65% of its portfolio assets invested in residential mortgage loans or other qualifying assets, and must maintain this level of qualifying investments as measured on a monthly average basis in 9 out of every 12 months. For purposes of the QTL test, portfolio assets are total assets less intangibles, properties used to conduct business and liquid assets (up to 20% of total assets).

The definition of qualified investments includes domestic residential housing or manufactured housing loans, home equity loans and mortgage-backed securities backed by residential housing or manufactured loans, shares of stock issued by any FHLB, certain obligations of the FDIC and other related entities, and certain other assets. At December 31, 1996, Eureka's ratio of QTL qualifying assets to total assets was 98%.

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

INVESTMENT PORTFOLIO POLICY AND ACCOUNTING.  The Statement of Policy on
-------------------------------------------
Investment Portfolio Policy and Accounting Guidelines issued by the OTS requires that the board of directors of a savings institution adopt a written investment policy that addresses investment policies and strategies for each category of investments in the savings institution's portfolio and requires extensive documentation to justify such strategies. The Partnership's and Eureka's present investment policy, as adopted by the Partnership and Eureka Board of Directors, provides that assets be designated as available for sale or held to maturity at purchase date. Present investment policies prohibit the establishment of a trading portfolio.

CAPITAL DISTRIBUTIONS.  The OTS regulations impose limitations upon all "capital
----------------------
distributions" by savings institutions, including cash dividends, payments by a savings institution to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulations establish a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized institutions ("Tier 1 Institution").

A Tier 1 Institution can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the higher of: 100% of its net income to date during the calendar year, plus the amount that would reduce its "surplus capital ratio" (the percentage by which the ratio of its capital to assets exceeds the ratio of its fully phased-in capital requirement to assets) to not less than one-half of its surplus capital ratio at the beginning of the calendar year; or 75% of its net income over the most recent four-quarter period. Any additional amount of capital distributions would require prior regulatory approval. Capital distributions are generally prohibited, if after the distribution, the institution would be undercapitalized. At December 31, 1996, Eureka was a Tier 1 Institution. Dividend payments by Eureka are subject to the limitations under the FDIC capital maintenance agreement. See "Capital Resources" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

The OTS has proposed for comment changes to its capital distribution regulations to replace the current three-tier system with a requirement tied to the FDICIA
framework for capital based corrective action, discussed above.   Under this
proposal, a savings association, other than one which is in a troubled condition, generally would be permitted to make capital distributions, provided that these capital distributions would not cause the association's capital to drop below the level required to remain adequately capitalized for OTS purposes.

TRANSACTIONS WITH AFFILIATES AND INSIDERS.  Transactions between a savings
-----------------------------------------
institution and its affiliates are subject to Sections 23A and 23B of the Federal Reserve Act. Generally, these sections restrict certain types of transactions between affiliates to a percentage of a savings institution's capital, require certain types of covered transactions to be collateralized, and require all such transactions to be on terms at least as favorable to a savings institution as are available in transactions with non-affiliates. In addition, savings institutions are prohibited from lending to any affiliate engaged in activities not permissible for a bank holding company and from acquiring shares of most affiliates. Savings institutions are further prohibited from paying management fees to an affiliate if the institution would be undercapitalized after making the payment.

These provisions apply to transactions between Eureka and the Partnership or Eureka and the Partnership's non-savings association subsidiaries. Under OTS regulations, Eureka's non-bank subsidiaries are not deemed affiliates unless the OTS determines to treat such subsidiaries as affiliates. Therefore, transactions with such non-bank subsidiaries are not subject to the prohibitions under Section 22A and 22B.

Savings institutions are also subject to Section 22(h) of the Federal Reserve Act, which restricts the aggregate loans by a savings institution to its executive officers, directors or principal shareholders or any related interest of such persons. In addition, savings institutions are subject to Section 22(g) of the Federal Reserve Act, which places additional restrictions on loans by a savings institution to an executive officer.

LENDING RESTRICTIONS.  Savings institutions are required to follow the national
--------------------
bank loans-to-one-borrower restrictions, subject to certain exceptions. For loans not fully secured, the total loans and extensions of credit to any one borrower or group of borrowers outstanding at one time may not exceed 15% of the unimpaired capital and unimpaired surplus of the institution. In addition, a savings institution separately may have outstanding total loans and extensions of credit not to exceed 10% of the unimpaired capital and unimpaired surplus of the institution to any one borrower or group of borrowers which are fully secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of the funds outstanding.

Federal law and regulations provide certain exceptions to these national bank requirements for savings institutions. A savings institution may make loans to one borrower of up to $500,000 for any purpose. A savings institution may make loans to one borrower of up to the lesser of $30 million or 30% of unimpaired capital and unimpaired surplus to develop domestic residential housing units provided the purchase price per single family unit is $500,000 or less, the Director of the OTS approves the making of the loans, the institution is and continues to be in compliance with its fully phased-in capital standards, the loans comply with applicable loan-to-value requirements, and loans to all borrowers made under this higher limit do not in the aggregate exceed 150% of the institution's unimpaired capital and unimpaired surplus.

Beginning March 19, 1993, savings associations were subject to OTS regulations regarding real estate lending standards. Under these regulations, Eureka adopted real estate lending policies addressing issues such as loan-to-value limits, loan administration procedures, portfolio diversification standards, and documentation, approval and reporting requirements. Eureka is also subject to OTS regulations requiring independent appraisals in connection with certain real estate related transactions. In addition, a rule phased in between December 19, 1992 and June 19, 1995 placed restrictions on extensions of credit by Eureka to correspondent depository institutions.

FEDERAL RESERVE SYSTEM.  Savings institutions are subject to Federal Reserve
-----------------------
Board regulations requiring reserves to be maintained against transaction accounts (primarily NOW accounts) and non-personal time deposits. Prior to January 2, 1997, the regulations generally required that no reserves were required on the first $4.3 million of transaction accounts, reserves of 3% must be maintained against the next $47.7 million of transaction accounts and reserves of 10% must be maintained against that portion of aggregate transaction accounts in excess of $52.0 million. Effective January 2, 1997, the reserve requirements were revised so that the first $4.4 million of transaction accounts require no reserves, the next $44.9 million require 3% reserves and the aggregate portion over $49.3 million require 10% reserves. Reserve requirements for non-personal time deposits that have maturities of less than 18 months currently are at zero percent. Thrift institutions also have authority to borrow from the appropriate Federal Reserve Bank under certain circumstances, but Federal Reserve System policy generally requires thrift institutions to exhaust all other sources before borrowing from the Federal Reserve System. At December 31, 1996, 1995 and 1994, Eureka met its reserve requirements, and had no borrowings from the Federal Reserve System.

SAVINGS AND LOAN HOLDING COMPANY REGULATION.  AFEH and the Partnership
--------------------------------------------
(references to the Partnership in this section shall be deemed to include AFEH) are non-diversified unitary savings and loan holding companies subject to regulatory oversight of the OTS. As such, the Partnership is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Partnership and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Eureka must notify the OTS at least 30 days before declaring any dividend to AFEH.

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

Pursuant to the holding company regulations of the OTS, Eureka is subject to certain restrictions in its dealings with the Partnership and with other companies affiliated with the Partnership. See "Transactions with Affiliates and Insiders."

FEDERAL TAXATION
----------------

THE PARTNERSHIP.  The Partnership is classified as a partnership for federal
----------------
income tax purposes and, as a result, is not subject to federal income taxes. Instead, each holder of BUCs, who is treated as a partner of the Partnership, is required to include his allocable share of the income, gain, loss and other items of the Partnership in computing his income for federal income tax purposes. The Partnership's primary sources of income were periodic dividends with respect to the stock of AFEH owned by the Partnership and interest income on temporary investments.

AFEH.  AFEH and Eureka file a consolidated federal income tax return on a
-----
calendar year basis and report their income on an accrual basis.

Eureka is the principal contributor to the consolidated group's taxable income. As discussed below, for years beginning after December 31, 1995, a special federal bad debt deduction provision previously available to Eureka which may have lowered its effective tax rate as compared to other corporations generally has been repealed. Eureka's net operating loss carryovers as of December 31, 1996 and their expiration dates and effective tax rates are set forth in Note 17 of Notes to Consolidated Financial Statements.

EUREKA.  For years preceding the year ended December 31, 1996, thrift
-------
institutions were permitted to establish a reserve for bad debts and to make annual additions thereto with such additions generally being deductible for federal tax purposes. This reserve method was repealed for tax years beginning after December 31, 1995. Large thrifts such as Eureka (for these purposes, a large thrift is one with assets in excess of $500 million) are required to change their tax method of accounting for bad debts to a specific charge-off method for years beginning after December 31, 1995. Under the specific charge-off method, a thrift is allowed to take a tax deduction for that portion of its loan portfolio which was charged-off as wholly or partially worthless during a given year. To the extent that a large thrift had established a tax bad debt reserve under the previously permitted reserve method of accounting, such a thrift must generally recapture the excess of its tax bad debt reserves over its base year reserves (for these purposes, the base year reserve is that portion of the reserve accumulated prior to December 31, 1987). In Eureka's case, substantially all of its bad debt reserve was accumulated in the post base year period and is thus subject to recapture.

The change in a thrift's method of accounting for the bad debt reserve will generally be taken into taxable income ratably (on a straight line basis) over a six-year period. If, however, a thrift meets a "residential loan requirement" for a taxable year beginning in 1996 or 1997, the recapture of the reserve will be suspended for such tax year. Thus, recapture can potentially be deferred for up to two years. The "residential loan requirement" is met if the principal amount of housing loans made by a thrift during 1996 or 1997 is not less than the average of the principal amount of loans made during the six most recent taxable years prior to 1996. Refinancings and home equity loans are excluded. The residential loan test is applied on a combined entity basis. Because Eureka met the residential loan test for the year ended December 31, 1996, recapture of its federal tax bad debt reserve will not commence until the year ending
December 31, 1997, or, if the residential loan test is met in that year as well, recapture will commence in the year ending December 31, 1998.

For the years ended December 31, 1994 and 1995, Eureka took deductions for additions to its federal tax bad debt reserve determined on the basis of actual loss experience. Under this so called experience method, thrifts were allowed to determine the amount of their required tax bad debt reserves on the basis of actual loan loss experience for the current year and the preceding five taxable years.

In connection with the Acquisition of Eureka by AFEH, AFEH entered into an Assistance Agreement with the FDIC. Under the Assistance Agreement, FDIC may be entitled to participate in certain of the tax benefits utilized by Eureka. The Assistance Agreement and the FDIC's rights to participate in the benefits utilized by Eureka are defined in "Assistance Agreement" of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Depending on the composition of its items of income and expense, a thrift institution may be subject to the alternative minimum tax. A corporation's alternative minimum taxable income ("AMTI") generally consists of its taxable income plus certain adjustments and "items of tax preference." A corporate taxpayer's AMTI in excess of the exemption amount ($40,000, subject to phasing out as AMTI increases) generally is subject to the 20% corporate alternative minimum tax ("AMT") to the extent that the AMT exceeds the regular corporate income tax. For taxable years beginning after 1989, AMTI is increased by 75% of the amount by which adjusted current earnings (an amount based on earnings and profits as calculated for federal income tax purposes) exceed AMTI, computed without regard to such adjustment and the alternative tax net operating loss deduction. AMTI may be reduced by net operating loss carryovers only up to 90% of AMTI, but AMTI attributable to most preferences can be credited against regular tax due in later years.

STATE TAXATION.  AFEH and Eureka are subject to the California franchise tax
---------------
with respect to income apportioned to California, and file a combined unitary California return, which has the effect of eliminating intercompany distributions, including dividends, in the computation of combined taxable income. Savings and loan associations are subject to tax on their net income at a rate of approximately 11.3%, which rate is subject to adjustment in subsequent years to a maximum rate of 11.7%. "Net income" for this purpose generally means federal taxable income, subject to certain adjustments. Under current California law, 50% of any losses incurred during the years ending December 31, 1988 through 1996 may be carried forward 5 years. California permits a bad debt deduction based on a method similar to the federal experience method, but does not allow use of the percentage method. California also has an alternative minimum tax at a rate of 9.0% for financial institutions which is computed similarly to the Federal AMT. In addition, California has a de minimus minimum
                                                             -- -------
tax.

AUDITS.  The Internal Revenue Service has examined Eureka's federal income tax
-------
returns for previous fiscal years through June 30, 1985. There have been no audits of state income tax returns of Eureka or any of its subsidiaries.

SUBSIDIARIES.  Eureka has subsidiaries which were formed primarily for the
-------------
purpose of investing in real estate. In addition, Eureka maintains a subsidiary, Eureka Financial Services, Inc., that is engaged in the sale of non-deposit investments, and recorded net income of approximately $350,000 in 1996.

ITEM 2.  PROPERTIES.
         -----------

The following table sets forth information with respect to Eureka's offices as of December 31, 1996. In addition, the Partnership leases office space of 4,385 square feet at 555 California Street, San Francisco, under a lease arrangement which expires in 1998.

                                   EUREKABANK
                            OFFICES OWNED OR LEASED


                                       Owned            Lease             Date             Square
                                         or           Expiration        Facility          Footage
Location                               Leased            Date            Opened           Occupied
---------------------------------   ------------     -----------       ------------      ----------

Main Office:
---------------------------------

950 Tower Lane                            Leased             2000            1990           48,908
Foster City, CA

Administrative Offices:
---------------------------------

2600 So. El Camino Real              Land Lease/             2040            1975           19,000
San Mateo, CA                       Own Building

815 Willow Street                         Leased             2000            1980           42,000
2225 Spring Street
Redwood City, CA

Branch Offices:
---------------------------------

783 Rio Del Mar Boulevard                 Leased             1998            1976            3,500
Aptos, CA

750 W. Hamilton Avenue                    Leased             2003            1974            3,725
Campbell, CA

1965 Diamond Boulevard               Land Lease/             2003            1978            4,000
Concord, CA                         Own Building

10050 N. Wolfe Road                       Leased             1997            1993            3,606
Cupertino, CA

720 San Ramon Valley Boulevard       Land Lease/             2004            1974            4,000
Danville, CA                        Own Building

39390 Fremont Boulevard                   Leased             2002            1963            7,500
Fremont, CA

                                   EUREKABANK
                            OFFICES OWNED OR LEASED


                               Owned      Lease        Date      Square
                                 or     Expiration   Facility   Footage
Location                       Leased      Date       Opened    Occupied
----------------------------   ------   ----------   --------   --------

50 N. Cabrillo Hwy #1          Leased         2000       1975      2,500
Half Moon Bay, CA

3492 Mt. Diablo Boulevard      Leased         1998       1979      2,490
Lafayette, CA

300 Main Street                   Own          N/A       1980      3,201
Los Altos, CA

127 N. Santa Cruz Avenue          Own          N/A       1992      3,885
Los Gatos, CA

659 Main Street                Leased         2006       1996      2,150
Martinez, CA

825 Santa Cruz Avenue          Leased         2001       1978      2,075
Menlo Park, CA

368 Ignacio Boulevard          Leased         1997       1974      2,500
Novato, CA

1655 Oceana Boulevard          Leased         2000       1959      6,429
Pacifica, CA

301 University Avenue          Leased         1997       1988      6,815
Palo Alto, CA

5870 Stoneridge Mall           Leased         2001       1991      3,887
Pleasanton, CA

400 San Mateo Avenue           Leased         2004       1953      4,650
San Bruno, CA

1200 San Carlos Avenue         Leased         1999       1953     14,903
San Carlos, CA

1371 E. 14th Street            Leased         2000       1980      6,765
San Leandro, CA

915 Ralston Avenue             Leased         2004       1995      3,500
Belmont, CA

400 S. El Camino Real          Leased         1999       1991      3,617
San Mateo, CA

                                   EUREKABANK
                            OFFICES OWNED OR LEASED


                                   Owned         Lease        Date      Square
                                     or        Expiration   Facility   Footage
Location                           Leased         Date       Opened    Occupied
-----------------------------   ------------   ----------   --------   --------

443 Castro Street                        Own          N/A       1961      2,036
San Francisco, CA

1200 Irving Street                    Leased         2003       1982      1,406
San Francisco, CA

4610 Mission Street                   Leased         2000       1958      8,900
San Francisco, CA

201 Montgomery Street                 Leased         2003       1991     10,000
San Francisco, CA

1435 Stockton Street                  Leased         2001       1978      4,697
San Francisco, CA

5670 Almaden Expressway          Land Lease/         2008       1972       6000
San Jose, CA                    Own Building

1099 Lincoln Avenue              Land Lease/         1999       1991      6,053
San Jose, CA                    Own Building

1780 Saratoga Avenue                  Leased         2007       1993      3,700
San Jose, CA

3200 Northgate Drive                  Leased         2003       1972      3,215
San Rafael, CA

110 N. Morrissey Boulevard            Leased         2003       1975      4,000
Santa Cruz, CA

50 Old Courthouse Square              Leased         2000       1963      5,405
Santa Rosa, CA

2308 Magowan Drive                    Leased         1997       1996       1669
Santa Rosa, CA

40 Chestnut Avenue                    Leased         2003       1973      4,049
South San Francisco, CA

1307 S. Mary Avenue                   Leased         1999       1992      5,800
Sunnyvale, CA

801 Alamo Drive                  Land Lease/         2003       1973      4,000
Vacaville, CA                   Own Building


The aggregate net carrying value of premises owned by Eureka and leasehold improvements of leased offices at December 31, 1996 was $6.7 million. See Note 9 of Notes to Consolidated Financial Statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

No matters were submitted to a vote of the Partnership's BUC Holders during the fourth quarter of the fiscal year ending December 31, 1996.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED BUC HOLDERS MATTERS.
         ----------------------------------------------------------------------

 (a) MARKET INFORMATION.  Prior to their listing on the NASDAQ System on May 22,
     ------------------
     1989, there was no established trading market for BUCs. On June 6, 1989, the BUCs were included in the NASDAQ National Market System and began trading on the NASDAQ Stock Market under the trading symbol "AFFFZ." The following table sets forth the high and low sale prices for the BUCs for each quarterly period during 1996 and 1995. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                            Bid Prices
                       -------------------
         1996           High       Low
      -----------      ------   ----------

      1st Quarter      $29.75       $27.75
      2nd Quarter      $29.00       $25.25
      3rd Quarter      $31.13       $25.50
      4th Quarter      $30.75       $28.00


         1995
      -----------

      1st Quarter      $24.50       $19.50
      2nd Quarter      $27.25       $23.25
      3rd Quarter      $28.38       $24.50
      4th Quarter      $30.25       $27.00

 (b) BUC HOLDERS.   The approximate number of BUC holders on December 31, 1996
     ------------
     was 9,539.

 (c) DISTRIBUTIONS. Total cash distributions paid or accrued for the fiscal
     --------------
     years ended December 31, 1996 and 1995 to BUC Holders equaled $9,616,944 for each year. Cash distributions were paid quarterly, and totaled $1.60 per BUC for the fiscal years ended December 31, 1996 and 1995. See "Capital Distributions" under Item 1, "Business" for further discussion.

     See "Capital Resources" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Partnership's ability to make cash distributions at the same levels in 1997 and thereafter.

     America First Financial Fund 1987-A Limited Partnership and Subsidiary
                            Selected Financial Data

ITEM 6.  SELECTED FINANCIAL DATA.  Set forth below is selected financial data
         ------------------------
         for the Partnership. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto filed in response to Item 8 hereof.

                                                                                      December 31,
                                           ----------------------------------------------------------------------------------------

Selected Financial Condition Information        1996              1995              1994               1993               1992
----------------------------------------   ---------------   ---------------   ---------------   ----------------   ----------------


  Total assets                             $2,209,051,348    $2,416,953,364    $2,393,577,257     $2,348,382,187     $2,361,199,866
  Loans receivable, net(1)                  1,403,853,521     1,431,583,207     1,433,148,528      1,547,159,130      1,591,524,631
  Mortgage-backed securities                  674,594,547       815,802,149       790,900,746        629,538,711        567,653,979
  Investments(1)                               25,300,000        85,195,619        83,690,607         64,374,853         86,281,358
  Due from FDIC (2)                                     -                 -                 -                  -         10,592,307
  Customer deposits                         1,840,485,800     1,704,466,523     1,696,291,789      1,713,207,365      1,735,433,974
  Other borrowings(1)                         151,351,331       516,943,421       512,763,000        441,865,000        450,368,376
  Redeemable preferred stock (2)               17,747,928        15,541,988        13,610,226         12,020,040                  -
  Partners' capital                           177,446,742       156,131,684       144,595,341        143,249,047        152,633,917

                                                                         For the Year Ended December 31,
                                           ----------------------------------------------------------------------------------------

Selected Operations Information                      1996              1995              1994               1993               1992
-------------------------------            --------------    --------------    --------------     --------------     --------------

  Interest income                          $  161,997,898    $  163,639,692    $  136,068,738     $  142,855,763     $  156,570,963
  FDIC assistance, net                                  -                 -                 -           (267,610)           379,648
                                           --------------    --------------    --------------     --------------     --------------
  Total interest income                       161,997,898       163,639,692       136,068,738        142,588,153        156,950,611

  Interest expense                           (101,671,047)     (107,602,066)      (84,193,124)       (86,169,894)       (94,933,410)

                                           --------------    --------------    --------------     --------------     --------------
  Net interest income before
   provision for loan losses                   60,326,851        56,037,626        51,875,614         56,418,259         62,017,201

  Provision for loan losses                      (964,562)         (792,167)       (1,245,426)        (2,508,610)        (2,691,896)

                                           --------------    --------------    --------------     --------------     --------------

  Net interest income after
   provision for loan losses                   59,362,289        55,245,459        50,630,188         53,909,649         59,325,305
                                           --------------    --------------    --------------     --------------     --------------

  Non-interest income                           8,400,778         9,423,050         9,991,002         14,420,801         10,201,740
  Non-interest expense                        (57,221,753)      (47,433,391)      (45,428,868)       (68,122,588)       (48,402,265)

                                           --------------    --------------    --------------     --------------     --------------
  Net non-interest expense                    (48,820,975)      (38,010,341)      (35,437,866)       (53,701,787)       (38,200,525)

                                           --------------    --------------    --------------     --------------     --------------

  Income before income taxes                   10,541,314        17,235,118        15,192,322            207,862         21,124,780
  Income tax (benefit) expense                (20,870,551)                -                 -                  -              9,400
                                           --------------    --------------    --------------     --------------     --------------
  Net income                               $   31,411,865    $   17,235,118    $   15,192,322     $      207,862     $   21,115,380
                                           ==============    ==============    ==============     ==============     ==============

Net income per BUC                                  $4.48             $2.63             $2.36               $.36              $3.15

Total cash distributions paid or
 accrued per BUC                                    $1.60             $1.60             $1.60              $1.60             $1.575




(1) Loans receivable includes loans held for sale; investments include federal funds sold and securities purchased under agreements to resell; and other borrowings include securities sold under agreements to repurchase.
(2) In 1992, preferred stock of $10,644,040 is a reduction to covered assets receivable which is included in Due from FDIC.


Selected Other Information
--------------------------
                                       1996          1995          1994          1993          1992
                                    -----------   -----------   -----------   -----------   -----------

  Return on investment(1)                22.40%        13.15%        11.79%         1.81%        15.75%
  Return on average assets(2)             1.37%          .73%          .66%          .01%          .99%
  Average equity/average
   earning assets(3)                      7.24%         6.57%         6.46%         6.62%         7.24%
   Dividend payout ratio(4)              35.72%        60.85%        67.87%       442.00%        50.00%
   Return on average equity(5)           19.45%        11.46%        10.62%          .14%        14.34%
  Loans to deposits ratio(6)             76.28%        83.99%        84.49%        90.31%        91.71%
  Loan loss reserves                $7,050,940    $6,878,072    $7,820,406    $9,455,778    $8,989,020

(1) Annualized return on investment is calculated based on earnings allocable to the BUC holders divided by their original investment of $120,211,780, which equals the total number of BUCs times $20.
(2) Net earnings divided by average consolidated assets.
(3) Average consolidated equity divided by average earning assets.
(4) Total dividends paid to BUC holders divided by net earnings allocated to BUC holders.
(5) Net earnings divided by  average consolidated equity.
(6) Consolidated loans receivable divided by total consolidated deposits.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
         ----------------------------------------------------------------
 RESULTS OF OPERATIONS.
 ----------------------

FORWARD-LOOKING STATEMENTS
--------------------------

In addition to the historical information contained in this Management's Discussion and Analysis section, the following discussion contains forward-looking statements that involve risks and uncertainties. A number of important factors could cause the actual results of operations and other information to differ materially from those results of operations and other information discussed in those forward-looking statements. Those factors include fluctuations in interest rates, inflation, the impact of federal government legislation and regulations (including changes in legislation and regulation), and economic conditions and competition in the geographic and business area in which the Partnership conducts its operations. Forward-looking statements in the Management's Discussion and Analysis include: (I) in "Results of Operations," the discussion regarding future changes in the interest rate environment; (ii) in "Net Interest Income," the discussion regarding future changes in the funding sources; (iii) in "Provision for Loan Losses," the discussion regarding loan loss provision requirements for 1997; (iv) in "Provision for Loss on Interest Rate Exchange Agreements," the discussion regarding future changes in interest rates; (v) in "Credit Risk," the discussion regarding future loss experiences; (vi) in "Interest Rate Risk," the discussion regarding future potential impacts on the industry and Eureka's earnings; (vii) in "Deposit Insurance and Other Matters," the discussion regarding the future effects on Eureka of the 1996 deposit insurance legislation and other federal regulatory developments; and (viii) in "Assistance Agreement," the discussion regarding certain entitlements of the FDIC. The forward-looking statements are made as of the date of this annual report on Form 10-K and the Partnership undertakes no obligation to publicly update such forwarding-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS
---------------------

The Partnership recorded earnings of approximately $31.4 million or $4.48 per BUC for the year ended December 31, 1996, compared to earnings of approximately $17.2 million or $2.63 per BUC for the year ended December 31, 1995, and approximately $15.2 million or $2.36 per BUC in 1994. The Partnership's income for 1996, 1995 and 1994 consisted primarily of the earnings of Eureka. Eureka's principal income component is net interest income which is the difference between interest income on earning assets and interest expense on interest bearing liabilities. Earning assets primarily consist of mortgage loans and mortgage-backed securities ("MBS"), and are financed by customer deposits, reverse repurchase agreements and other borrowings. Eureka's earning assets are obtained through retail and wholesale loan originations, and are supplemented with purchased loans and MBS. At December 31, 1996, the Partnership had total assets of approximately $2.2 billion, which consisted primarily of the assets of Eureka and its subsidiaries.

The business strategy for 1996 was focused on managing interest rate risk and credit risk, and controlling non-interest expense. The increase in earnings in 1996 resulted primarily from the following:

   . The interest rate environment was fairly stable during 1996, which allowed the yields on adjustable rate loans to index to their contractual rates, and kept loan prepayments relatively low. Interest expense for the interest rate exchange agreements, which was an adjustment to the yield on loans, decreased during 1996 as compared to 1995 due to the maturing of approximately $45 million in swap agreements during 1996, and a favorable rate environment. In addition, increases in customer deposits during 1996 allowed for a reduction in higher costing other borrowings. The above factors resulted in an increase in the net interest margin from 2.37% in 1995 to 2.62% in 1996. The net interest margin in 1994 was 2.25%.

   . The valuation allowance for deferred tax assets was reduced by $26.2 million at December 31, 1996, and was recognized as an income tax benefit offsetting the tax expense in 1996 of $5.3 million. The valuation allowance adjustment, net of the current year's taxes, contributed $20.9 million to net income for the year ended 1996. The adjustment to the deferred tax assets is discussed in "Income Taxes," below. During the third quarter of 1996, legislation was enacted to recapitalize the Savings Association Insurance Fund ("SAIF"), and as a result, Eureka paid a one-time assessment of approximately $11.0 million which was charged to income. A similar assessment was imposed upon all institutions with SAIF-insured deposits, and was based upon SAIF-insured deposits held as of March 31, 1995. The SAIF charge in 1996 is discussed in "Deposit Insurance and Other Matters," below.

Future changes in the interest rate environment could impact the above factors, and the current year's earnings may not be indicative of any future period's earnings.

Eureka's business approach is characterized by maintaining strong capital ratios and continued low exposure to credit losses, primarily through focusing on high quality assets. Eureka's tangible and risk-based capital ratios were 6.96% and 15.95%, respectively, at December 31, 1996, as compared to 5.95% and 14.41%, respectively, at December 31, 1995 and 5.52% and 13.50%, respectively, at December 31, 1994. Net non-performing assets declined to approximately .26% of total assets at December 31, 1996, as compared to .36% and .53% at December 31, 1995 and 1994, respectively. Eureka's ratio of non-performing assets is well below the December 31, 1996 average of 1.43% reported by the Office of Thrift Supervision ("OTS") for thrifts located in California.

The Partnership's earning assets totaled $2.13 billion, $2.30 billion and $2.33 billion at December 31, 1996, 1995 and 1994, respectively. Eureka's earning assets to total assets ratio was 97% at each of December 31, 1996, 1995 and 1994. During 1996, Eureka originated $235 million of mortgage loans (net of loan sales of $17 million) primarily in 1-4 family residential properties, and purchased $23 million of mortgage loans and $54 million of MBS for a total of $312 million in additions to mortgage loans and MBS. Of the $235 million originated net of loan sales during 1996, $160 million were wholesale originations and $75 million were retail originations. The wholesale loan origination system was established during 1995, in conjunction with a limited number of qualified mortgage brokers, to originate high quality portfolio loan assets. Management believes that the wholesale loan originations will continue to produce a significant percentage of future total loan originations.
Wholesale loan originations enable Eureka to add assets that meet its credit quality guidelines within its market area. These additions to earning assets were offset by mortgage loan and MBS paydowns of $470 million. Mortgage loan prepayments were 17% for 1996, as compared to 16% for 1995 and 21% for 1994. Adjustable rate loans and MBS held by Eureka totaled $1.2 billion at December 31, 1996 and $1.5 billion at each of December 31, 1995 and 1994, and approximately $.7 billion consisted of loans indexed to LIBOR or Treasury rates at December 31, 1996 and approximately $1.0 billion at each of December 31, 1995 and 1994. Fixed rate loans and MBS totaled $344 million, $364 million and $412 million at December 31, 1996, 1995 and 1994, respectively. Convertible loans totaled $505 million, $351 million and $257 million at December 31, 1996, 1995 and 1994, respectively. During 1995 and 1996, customer preferences shifted from adjustable rate loans to convertible loan products which have fixed rates for three to seven years, then change to adjustable rate loans which are indexed to Treasury rates. Convertible loan additions to the portfolio totaled $197 million for 1996, as compared to $120 million for 1995 and $45 million for 1994. As part of its asset/liability management strategy, Eureka typically sells originated fixed rate loans and retains originated variable and convertible rate loans for its portfolio.

Customer deposits are Eureka's primary source of funds for lending and investing. Customer deposits totaled $1.8 billion at December 31, 1996, as compared to $1.7 billion at each of December 31, 1995 and 1994. Other borrowings at December 31, 1996 consisted of short-term securities sold under agreements to repurchase and Federal Home Loan Bank ("FHLB") advances. As a result of the increases in customer deposits and the decrease in loans and MBS, other borrowings were reduced to approximately $151 million at December 31, 1996, as compared to $517 million and $513 million at December 31, 1995 and 1994, respectively. Other borrowings supplement retail deposits as a funding source for the origination or purchase of earning assets.

NET INTEREST INCOME
-------------------

Net interest income from Eureka is the Partnership's principal income component and is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Net interest income before the provision for loan losses was approximately $60.3 million in 1996, compared to approximately $56.0 million in 1995, and $51.9 million in 1994. The net interest margin was 2.62%, 2.37% and 2.25% for 1996, 1995 and 1994, respectively.

Loan prepayments were 17% for 1996, as compared to 16% and 21% for 1995 and 1994, respectively. The stable interest rate environment produced the slowdown in prepayments during 1996 and 1995, and allowed the interest rates on adjustable rate loans to increase towards their fully indexed rates, increasing the yield on the loan portfolio. Net interest expense for interest rate exchange agreements was $830,000 for 1996, as compared to $2.4 million and $6.3 million for 1995 and 1994, respectively. The decrease from 1995 to 1996 was due to the expiration of $45 million (notional amount) of interest rate exchange agreements and the favorable rate environment. See "Provision for Loss on Interest Rate Exchange Agreements" below for further discussion.

During 1996, repayments of mortgage loans and MBS totaled $470 million, and originations and purchases totaled $312 million. Repayments for 1995 and 1994 totaled $390 million and $489, respectively, and originations and purchases totaled $426 million and $547 million for 1995 and 1994, respectively. Originations and purchases of adjustable rate loans and MBS during 1996 totaled $56 million, of which $38 million were indexed to LIBOR or Treasury rates. Of the $301 million in adjustable rate loans and MBS purchased or originated in 1995, $186 million were indexed to LIBOR or Treasury rates. Of the $491 million in adjustable rate loans and MBS purchased or originated in 1994, $442 million were indexed to LIBOR or Treasury rates. Originations and purchases of fixed rate loans and MBS totaled $59 million, $5 million and $11 million during 1996, 1995 and 1994, respectively. Originations of convertible loans for the loan portfolio totaled $197 million for 1996, as compared to $120 million for 1995 and $45 million for 1994. During 1995 and 1996, customer preferences shifted from adjustable rate loans to convertible loan products which have fixed rates for three to seven years, then change to adjustable rate loans which are indexed to Treasury rates.

Eureka maintained its customer deposit base generally by providing attractive deposit products and promotions. Customer deposits as a percentage of total interest bearing liabilities were 85% at December 31, 1996, compared to 77% and 76% at December 31, 1995 and 1994, respectively. Securities sold under agreements to repurchase and FHLB advances made up the remaining 15% of interest bearing liabilities for 1996 (23% for 1995 and 24% for 1994). The balance of FHLB advances was $107 million, $310 million and $50 million, and securities sold under agreements to repurchase totaled $44 million, $207 million and $462 million, at December 31, 1996, 1995 and 1994, respectively. The reduction in other borrowings during 1996 was primarily due to the increase in customer deposits and the decrease in loans and MBS. The shift in other borrowings from securities sold under agreements to repurchase to FHLB advances in 1995 was due to a FHLB program that provided more effective leverage and attractive pricing than securities sold under agreements to repurchase. Future changes in the nature, source and cost of funding sources may have an impact on the net interest margin.

PROVISION FOR LOAN LOSSES
-------------------------

Eureka recorded loan loss provisions of $1.0 million, $.8 million and $1.2 million during 1996, 1995 and 1994, respectively. Net loan charge-offs were $.5 million in 1996, $1.1 million in 1995 and $2.2 million in 1994. Of the total net charge-offs recorded during 1996, $18,000 was for Eureka's consumer loan portfolio, as compared to $840,000 in 1995 and $1.2 million in 1994. Eureka sold its BankCard receivables in the third quarter of 1995. Future provisions and charge-offs for the consumer loan portfolio are expected to remain low due to the sale of the BankCard receivable portfolio.

Mortgage loan charge-offs were $519,000 (.04% of total mortgage loans), $306,000 (.02% of total mortgage loans) and $1.0 million (.07% of total mortgage loans) for the years ended December 31, 1996, 1995 and 1994, respectively.

Even though the asset quality ratios have improved from 1995 to 1996, there was a slight increase of $.2 million in the provision for loan losses during 1996. Wholesale loan originations increased from $80 million for 1995 to $160 million in 1996, an increase of 100%. Eureka's wholesale loan portfolio has not experienced a higher charge-off ratio than the retail portfolio, but industry loan loss information generally indicates that these loans may contain slightly higher credit risk than retail loans. Management has considered the potential for credit risk and adjusted the provision accordingly. The requirements for the loan loss provision related to wholesale loans for 1997 will depend on the level of growth and performance of the wholesale loan portfolio and economic conditions affecting customers' abilities to repay loans. Net non-performing loans at December 31, 1996 totaled $4.3 million as compared to $6.1 million and $7.7 million at December 31, 1995 and 1994, respectively. Consequently, the allowance for loan losses as a percentage of non-performing loans improved from 94% at December 31, 1994, to 108% at December 31, 1995, and to 159% at December 31, 1996. In addition, the ratio of delinquent loans to total loans was .53% at December 31, 1996, as compared to .84% and 1.18% at December 31, 1995 and 1994, respectively.

The requirements for the loan loss provision for 1997 will depend on the loan portfolio performance and economic conditions affecting customers' abilities to repay loans, in particular mortgage loans. See "Credit Risk" below for additional information.

NON-INTEREST INCOME
-------------------

Non-interest income totaled approximately $8.4 million for the year ended December 31, 1996, compared to $9.4 million in 1995, and $10.0 million in 1994. The principal components of non-interest income are deposit and loan related fees, net gains on the disposition of loans and other non-interest income.

Deposit and loan related fees were approximately $3.3 million in 1996, as compared to $3.8 million for 1995, and $4.1 million for 1994. Although customer deposits have increased from $1.7 billion at the end of 1994 and 1995, to $1.8 billion at the end of 1996, the competition for these funds has reduced the opportunity to collect deposit related fees. In addition, even though loan originations increased from 1995 to 1996, loan fees decreased from 1995 to 1996 due to the sale of the BankCard portfolio which contributed $366,000 to loan
fees in 1995.   Retail and wholesale mortgage loan originations for 1996 were
$252 million, as compared to $179 million and $213 million for 1995 and 1994, respectively.

During 1996, Eureka originated and sold fixed rate loans which conformed to Federal Home Loan Mortgage Corporation ("FHLMC") standards with principal balances totaling $17 million, compared to $7 million and $27 million in 1995 and 1994, respectively. SFAS No. 122 was implemented effective January 1, 1996, and required the recognition of assets for servicing rights related to loans serviced for others. The loan sales resulted in net gains of $307,000 which included $150,000 of capitalized originated mortgage servicing rights retained in accordance with SFAS No. 122 in 1996. Net gains on sales of loans were
$67,000 and $117,000 in 1995 and 1994, respectively.   During 1995 and 1996,
customer preferences shifted from adjustable rate loans to convertible loan products which have fixed rates for three to seven years, then change to adjustable rate loans. Eureka currently retains these loans for its portfolio. Originations of loans held for sale totaled $19 million in 1996, as compared to $11 million for 1995, and $34 million for 1994.

Other non-interest income totaled $4.8 million, $5.6 million and $5.8 million for 1996, 1995 and 1994, respectively. Other income included rental income from properties held for sale, revenue from the sale of non-deposit investment products, gain on sale of real estate owned ("REO"), servicing fee income from loans serviced for others and other non-operating income items. The net gain on the sales of REO totaled $152,000, $786,000 and $1.3 million in 1996, 1995 and 1994, respectively. The volume of foreclosures on mortgage loans and gains or losses from the disposition of these properties cannot be predicted, and transactions for 1996 and prior years may not be indicative of 1997 results. Income from the sale of non-deposit investment products approximated $1.3 million, $1 million and $1.3 million in 1996, 1995 and 1994, respectively. The 33% increase in non-deposit investment sales from $24 million in 1995 to $32 million in 1996 was due to a focus on providing other investment opportunities to customers with non-deposit investment needs through a subsidiary of Eureka. Income from real estate investments totaled $293,000 and $1.2 million in 1995 and 1994, respectively. During the third quarter of 1995, real estate held for sale or investment with a recorded value of $2.3 million was sold for a net gain of $100,000, which was net of valuation adjustments or write-downs of $700,000 recorded during 1995. The property which was sold in 1995 accounted for $292,000 and $214,000 in other non-interest income in 1995 and 1994, respectively. There was no income recorded in 1996 for real estate held for sale or investment since the remaining real estate property is undeveloped lots and does not produce income. Servicing fee income from loans serviced for others totaled $613,000, $663,000 and $659,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Loans serviced for others totaled $246 million, $263 million and $253 million at December 31, 1996, 1995 and 1994, respectively.

NON-INTEREST EXPENSE
--------------------

Non-interest expense includes the provision (recovery) for the interest rate exchange agreements, and the one-time SAIF assessment which are discussed below. Non-interest expense excluding these special items is as follow (dollars in millions):

                                             1996     1995     1994
                                             ----     ----     ----
  Total non-interest expense                 $57.2    $47.4    $45.4
  Less: SAIF assessment                       11.0        -        -
        Provision (recovery) for interest
        rate exchange agreements              ( .3)     1.9     (4.3)
                                             -----    -----    -----
  Total                                      $46.5    $45.5    $49.7
                                             =====    =====    =====

The increase from 1995 to 1996 in non-interest expense, exclusive of the adjustment for the interest rate exchange agreements and the one-time SAIF assessment, is primarily due to an increase in compensation expense. Compensation expense totaled $21.8 million in 1996, compared to $19.9 million and $21.4 million for 1995 and 1994, respectively. At December 31, 1996, the Partnership had two incentive compensation plans: the Long Term Incentive Plan ("LTIP" or "Plan") and the Equity Appreciation Plan ("EAP"). The LTIP, as described in the Plan agreement, provides current and deferred compensation to full-time or part-time employees or directors, as approved by the board of directors of Eureka. The compensation is determined annually based on Eureka's return on average equity for the year. The compensation is paid over three subsequent years of which one-half is cash and one-half is BUCs. Calculation of the awards, the form and timing of payments and forfeitures are described in the Plan. The compensation expense for the LTIP amounted to $686,000 for 1996, and $784,000 and $1 million for 1995 and 1994, respectively. Based on the provisions of the EAP and Eureka's equity appreciation, compensation for 1996 related to the EAP was $983,141. Eligible participants include Eureka officers, directors and select employees of Eureka and AFEH as approved by the board of directors of Eureka. Participants receive cash compensation based on the appreciation in Eureka's equity from April 1, 1996 through March 31, 1999. Only participants that remain as employees or directors as of March 31, 1999 are eligible to receive awards. The cash awards may be paid between March 31, 1999 and March 31, 2006. The remainder of the increase in compensation expense is due to management positions that were filled in 1996.

The decrease from 1994 to 1995 in non-interest expense included a reduction in occupancy expense of $1.3 million largely due to the sale of real estate held for sale or investment, and a reduction in professional and advertising expenses of $.5 million and a reduction of $.9 million in other non-interest expense, which was generally related to management's efforts to reduce various controllable costs.

PROVISION FOR LOSS ON INTEREST RATE EXCHANGE AGREEMENTS
-------------------------------------------------------

During 1988, 1990 and 1991, interest rate exchange agreements were arranged that were intended to reduce the impact of future interest rate fluctuations on fixed rate loans funded by variable rate liabilities. The decline in interest rates, and the prepayment of mortgage loans associated with interest rate exchange agreements, caused Eureka to establish a liability in 1993 based on the estimated fair value of exchange agreements that were no longer deemed effective as hedges. During 1996, 1995 and 1994, Eureka recorded provisions (recoveries) to non-interest expense totaling ($332,000), $1.9 million and ($4.3 million), respectively. The provisions (recoveries) reflect the effect of interest rate changes on the market value of Eureka's obligations under interest rate exchange agreements deemed ineffective as hedges. Net interest expense on interest rate exchange agreements of approximately $830,000 was included as an adjustment to interest income on loans during 1996, as compared to $2.4 million and $6.3 million in 1995 and 1994, respectively. No additional interest rate exchange agreements were undertaken in 1996, 1995 and 1994. During 1996 and 1995, $45 million and $228 million (notional amount), respectively, of interest rate exchange agreements expired, reducing the total notional amount from $373 million at January 1, 1995, to $100 million at the end of 1996. By the end of 1997, an additional $60 million of these agreements will expire. Future changes in interest rates could impact the fair market value of the interest rate exchange agreements. Such changes in interest rates may result in future recoveries or provisions, depending upon the direction of movement in interest rates.

INCOME TAXES
------------

At the Partnership level, items of income, expense and gain or loss are reported in the tax returns of the BUC holders and the general partner according to their proportionate interests in the Partnership. The consolidated provision (benefit) for income taxes contained in the financial statements is related to the Partnership's subsidiary, AFEH and its subsidiaries. AFEH and its subsidiaries file calendar year consolidated federal income and combined California franchise tax returns.

As required by Statement of Financial Accounting Standard No. 109, management periodically reevaluates the realizability of the deferred tax assets and adjusts the valuation allowance so that the resulting level of the net deferred tax assets will, more likely than not, be realized. As of December 31, 1996, an adjustment of $26.2 million was recorded to reduce the valuation allowance for net deferred tax assets primarily for the recognition of estimated benefits from net operating loss carryforwards. Federal net operating loss carryforwards were approximately $209 million as of December 31, 1996, with various expiration dates through 2007. State net operating loss carryforwards were approximately $29 million as of December 31, 1996, with expiration dates through 1997. To the extent such carryforwards are used by AFEH, the FDIC may be entitled to share in the benefit of the utilization. See "Assistance Agreement" below for further discussion.

The reevaluation and resulting adjustment of the deferred tax asset valuation allowance occurred due to a number of factors which arose during the latter portion of 1996. With the enactment in August 1996 of legislation which repealed the tax deduction for bad debt reserves, and the later enactment of the SAIF recapitalization legislation which resulted in the special one-time assessment paid by Eureka (and all other SAIF-insured institutions), Eureka determined that it may be able to utilize net operating loss carryforward benefits that had previously been reserved against in the valuation allowance. Further, Eureka's strong financial results in 1996 and its consistent financial performance during the preceding two fiscal years, coupled with the forecast of a stable interest rate environment in the short term, separately indicated the possibility that Eureka might be able to utilize additional net operating loss carryforward benefits against net pre-tax income generated in future financial reporting periods. Accordingly, Eureka reassessed the recoverability of the net deferred tax assets in the fourth quarter of 1996 and concluded that a downward adjustment in the valuation allowance for net operating loss carryforwards, as of the end of 1996, was appropriate.

Adjustments made to the valuation allowance for deferred tax assets have a corresponding effect on the amount of income tax expense or benefit recognized by AFEH and its subsidiaries for the year in which such an adjustment is made. Accordingly, the reduction in the valuation allowance in 1996 contributed to the overall tax benefit recognized of $20.9 million or $2.74 per BUC, as described in Note 17 of Notes to Consolidated Financial Statements. Management will continue to reevaluate the appropriate level of the deferred tax valuation allowance, and expects that such adjustments will reduce the book income tax provision for several years in the future. A number of important factors such as interest rate changes and changes in tax law, could cause actual after-tax results of operations and other information to differ materially from results of operations and other information referred to above.

Alternative minimum taxes paid by AFEH were $545,000, $496,000 and $149,000 for 1996, 1995 and 1994, respectively. The alternative minimum taxes paid generate alternative minimum tax credit carryforwards and are recorded as deferred tax assets with an indefinite life, and may be used to offset future regular tax liabilities.

CREDIT RISK
-----------

Eureka's loan portfolio, which consists primarily of loans collateralized by 1-4 family residential properties located in California, reflects a high level of credit quality. The strong credit quality is evidenced by a .26% ratio of net non-performing assets to total assets at December 31, 1996, and is the result of two factors: the prudent lending practices followed since

AFEH's acquisition of Eureka, and the seasoning of the pre-acquisition loan portfolio. Eureka's lending activities subsequent to the Acquisition have been focused principally on loans secured by 1-4 family residential properties primarily located in northern California. Multi-family, commercial and land mortgage loans constituted 9% of Eureka's mortgage portfolio at each of December 31, 1996 and 1995 and 10% at December 31, 1994. Eureka does not have any construction loans or construction loan commitments outstanding.

Delinquent loans totaled $7.4 million, $12.1 million and $17.0 million at December 31, 1996, 1995 and 1994, respectively. Net non-performing loans were $4.3 million, $6.1 million and $7.7 million at December 31, 1996, 1995 and 1994, respectively. The allowance for loan losses was $7.1 million, $6.9 million and $7.8 million at December 31, 1996, 1995 and 1994, respectively.

The ratio of loans which are thirty or more days delinquent to total loans outstanding was .53% as of December 31, 1996, compared to .84% and 1.18% as of
December 31, 1995 and 1994, respectively.   Eureka's delinquency ratio is well
below the 2.55% average as of December 31, 1996, reported by the OTS for California savings institutions. Eureka's ratio of net non-performing assets (loans which were ninety or more days delinquent and real estate acquired through foreclosure) to total assets was .26% at December 31, 1996, compared to
 .36% and .53% at the end of 1995 and 1994, respectively. Eureka's net non-performing asset ratio was also well below the 1.43% average as of December 31, 1996, reported by the OTS for California savings institutions. Eureka's ratio of loan loss reserves to non-performing loans was 159%, 108% and 94% at December 31, 1996, 1995 and 1994, respectively. Loan loss reserves were .50%, .48% and
 .54% of total loans outstanding at December 31, 1996, 1995 and 1994, respectively.

Eureka's determination of loan loss reserves and the resulting provision for loan losses are based upon judgments and assumptions regarding various factors including general economic conditions, internal asset review findings, composition of the loan portfolio, historical loss experience and estimates of potential future losses. Management believes that it has provided adequate loan loss reserves to cover potential losses, particularly considering the low level of delinquencies and charge-offs experienced by Eureka over the past five years and continued adherence to strict credit quality guidelines. The future loss experience related to changes in the economy and interest rate environment, however, cannot be predicted.

INTEREST RATE RISK
------------------

Eureka's Asset and Liability Management Committee ("ALCO") is a board of directors committee responsible for managing Eureka's assets and liabilities in a manner which balances profitability and risks, including interest rate risk ("IRR"). ALCO operates within policies and risk limits prescribed and reviewed regularly by the board of directors. IRR is the impact of market interest rates on Eureka's net income, both in the short-term and long-term. Interest rate changes impact earnings in several ways including an effect upon the yields on variable rate loans, and the cost of deposits and other sources of funds. In addition, borrowers are more motivated to repay and refinance loans when rates decline, and the market values of securities and other investments fluctuate based on interest rate changes.

Eureka manages interest rate fluctuations by simulating (modeling) the impact of a variety of potential interest rate movements, customer behaviors, and market conditions to identify conditions under which profitability would be adversely affected. The simulation of various interest rate movements is used in determining loan pricing and terms, and also to estimate prepayments of loans in a declining rate environment. Various scenarios are simulated to determine an appropriate asset and liability mix which protects capital funds even under stress from unexpected changes in interest rates.

A common measure by financial institution IRR is the interest rate "gap." This is the difference between the amount of assets and liabilities which are expected to mature or reprice within a specific time period (such as one or three years). A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest-rate sensitive assets maturing or repricing within a given period. At December 31, 1996, Eureka's cumulative one-year and three-year interest rate gaps were a negative one percent and two percent of total assets. This "gap" suggests that the interest margin would be reduced if interest rates were to rise. The comparable gap figures for December 31, 1995 were positive six percent and a negative one percent.

Management is of the opinion that simulating various interest rate scenarios is a more effective measure of IRR because it incorporates specific assumptions not considered in the "gap" analyses. The assumptions which are excluded from the "gap" analyses include: (a) how rate movements affect important borrower prepayment behavior, (b) that all loans and deposits will not reprice to the same degree or by the same magnitude, (c) that rate changes for assets and liabilities in the over one-year category have a greater earnings impact than those assets and liabilities "under one year," and (d) some liabilities (such as checking accounts) do not have "repricing" maturities but are significantly affected by interest rate movements.

Eureka's management believes that the exposure to IRR as of December 31, 1996 is within the limits established by the board of directors, and that the level of IRR is acceptable in view of the expected market conditions and the potentially adverse developments in interest rate levels.

Future potential impacts on the industry and Eureka's earnings can result from various factors that might cause net interest margins to compress from current levels. These include: 1) competitive pressures on the pricing of mortgage and deposit products; 2) the shift in mortgage portfolios from adjustable rate mortgages that reprice approximately every six months to convertible rate mortgages that have initial fixed rates for periods up to three, five and seven years, or fixed rate mortgages which could adversely affect asset and liability matching; 3) an abrupt and unanticipated rise in the level of interest rates, that results in deposit and short-term borrowing costs rising faster than adjustable rate mortgage coupon rates, the latter constrained by periodic and life-time rate caps; and 4) an abrupt and unanticipated decline in the level of interest rates, combined with a steeper yield curve, that could result in faster prepayments of higher yielding assets, causing mortgage portfolio returns to decline as assets are reinvested in lower yielding assets.

LIQUIDITY MANAGEMENT
--------------------

Liquidity risk is the potential risk of having to draw upon sources of funds at unfavorable rates or terms which results from unanticipated loan demand and/or deposit withdrawals. Eureka manages liquidity risk in three ways: (a) maintaining quality assets which can be sold or pledged to acquire cash, (b) scheduling loan terms and investment and deposit maturities to provide a significant, continuous cash flow, and (c) projecting and simulating adverse conditions and the effect of these conditions upon cash balances. A significant portion of Eureka's assets are liquid and could provide funds through sales or by pledging assets as collateral for borrowed funds. In addition, collateral is maintained so that same-day borrowings can be effected as needed. Eureka's funding sources are almost entirely customer deposits, and a significant portion (approximately 34%) of those deposits are "core" checking and savings accounts. The retention of these deposits as they mature is an important focus of Eureka's marketing efforts, and retention has been strong even when interest rates have been volatile.

Eureka meets OTS regulations which require a savings institution to maintain a "liquidity ratio" of cash and specified securities to net withdrawable accounts and borrowings due within one year of five percent. At December 31, 1996, EurekaBank had a liquidity ratio of 5.57%.

CAPITAL RESOURCES
-----------------

At December 31, 1996, Partnership equity totaled approximately $177 million, compared to $156 million and $145 million at December 31, 1995 and 1994, respectively. The Partnership made distributions to BUC holders at an annualized rate of $1.60 per BUC in each of 1996, 1995 and 1994. The return on average Partnership total equity was 19.45% for the year ended December 31, 1996 compared to 11.46% in 1995 and 10.62% in 1994. The primary sources of the Partnership's distributions are dividends received from AFEH and interest earned on short-term investments. Management expects that the present level of distributions will continue through 1997. Future distributions will depend primarily on the levels of dividends paid to the Partnership from AFEH, which depend on the profitability of Eureka. Dividend payments by Eureka are subject to the following limitations under the FDIC Capital Maintenance Agreement:

- No dividends may be paid if regulatory capital is less than required levels.

- Aggregate dividends paid subsequent to the Acquisition may not exceed 50% of the capital contributed upon and after the Acquisition, plus 50% of aggregate net income earned subsequent to the Acquisition.

- Dividends in any calendar year may not exceed the greater of $12 million or 50% of net income for the year.

OTS regulations require that savings institutions meet three separate capital tests: a tangible capital standard, a core capital standard and a risk-based capital standard. At December 31, 1996, Eureka maintained regulatory capital as follows (dollars in thousands):


                                              Tangible                   Core                     Risk-Based
                                               Capital                  Capital                    Capital
                                        ---------------------   ------------------------   -----------------------
                                                                                                          % of
                                                       %                          %                    Risk-Based
                                         Amount    of Assets      Amount      of Assets     Amount       Assets
                                        --------   ----------   -----------   ----------   ---------   -----------

   GAAP capital                         $170,723                  $170,723                 $170,723
   Non-allowable assets:
      Excess deferred tax assets         (13,577)                  (13,577)                 (13,577)
      Intangible and other assets         (3,252)                   (3,252)                  (3,252)
      Non-includable subsidiaries         (2,384)                   (2,384)                  (2,384)
   Unrealized losses on securities
      available for sale                     239                       239                      239
   Additional capital item:
      General valuation allowances             -                         -                    4,601
                                         -------                  --------                ---------
   Computed regulatory capital           151,749        6.96%      151,749         6.96%    156,350         15.95%
   Minimum capital requirement            32,716        1.50%       65,431         3.00%     78,398          8.00%
                                        --------     -------      --------    ---------    --------    ----------
   Excess regulatory capital            $119,033        5.46%     $ 86,318         3.96%   $ 77,952          7.95%
                                        ========     =======      ========    =========    ========    ==========

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." See Note 2 of Notes to Consolidated Financial Statements for a further discussion of SFAS No. 125. This statement establishes standards under which, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and shall be applied prospectively. However, in December 1996, the FASB issued Statement of Financial Accounting Standards No. 127 ("SFAS No. 127"), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which defers the effective date of certain provisions of SFAS No. 125 for one year. Management does not expect the adoptions of SFAS No. 125 and SFAS No. 127 to have a material effect on the Partnership's financial statements.

DEPOSIT INSURANCE AND OTHER MATTERS
-----------------------------------

Eureka's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount provided by law through the SAIF. For the year ended December 31, 1996, Eureka paid deposit insurance premiums to the SAIF, in addition to the $11 million one-time assessment in the third quarter of 1996 discussed below, of $3.7 million, based on an annual assessment rate of
 .23% of covered deposits.

On September 30, 1996, the President signed an appropriations bill which includes provisions to recapitalize the SAIF. Under the provisions of the bill, the SAIF will be recapitalized through a combined approach of imposing a one-time special assessment on SAIF-insured institutions, and an incremental pro-rata charge on SAIF-insured institutions and commercial banks insured under the Bank Insurance Fund ("BIF"), to be used to pay the interest on Financing Corporation ("FICO") bonds issued as part of the 1989 savings association rescue package adopted under the Financial Institutions Reform, Recovery, and Enforcement Act ("FIRREA"). The SAIF recapitalization provisions impose a one-time special assessment of 65.7 basis points (approximately $11 million for Eureka) on deposits held by SAIF-insured institutions as of March 31, 1995, payable not later than 60 days after the enactment of the legislation, and reduce the annual assessment rate for SAIF-insured institutions from 23 basis points to 6.4 basis points (a reduction of approximately $3 million annually based upon Eureka's insured deposits at September 30, 1996) beginning in 1997. Although deposit premiums for thrifts will continue to be higher than the banking industry's through the year 2000, the premium reduction significantly reduces the inequity of Eureka paying a deposit premium significantly higher than that of a similarly sized commercial bank. Thereafter, beginning January 1, 2000, SAIF-insured and BIF-insured deposits alike will be assessed on a pro-rata basis (expected to be at a rate of approximately 2.4 basis points) to repay the FICO bonds until the year 2017, and thereafter phased out, with the phase-out being completed in 2019.

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

Other provisions of the 1996 legislation: (I) authorize the bank regulatory agencies to take action to prevent depository institutions from taking advantage of the BIF/SAIF premium disparity by "deposit-shifting" from the SAIF to the BIF; (ii) strengthen existing prohibitions on the FDIC's increasing the risk-based premiums for deposit insurance which would result in the statutory Designated Reserve Ratio for the two federal deposit insurance funds (calculated as a percentage of insured deposits for each fund) exceeding 1.25%; (iii) authorize the FDIC to refund assessments paid in excess of amounts due; and (iv) prohibit the FDIC, prior to January 1, 1999, from setting SAIF premiums at levels less than BIF premiums.

In August 1996, the President signed legislation which includes provisions that repeal the thrift bad debt reserve method of calculation under the Internal Revenue Code, effective for tax years beginning after December 31, 1995. Most large savings associations (including Eureka) will be required to change to the specific charge-off method of accounting for bad debts and will be required to recapture statutory "excess reserves" as provided in the legislation. In the case of an institution that meets certain residential lending requirements of the legislation, recapture of statutory "excess reserves" can be deferred for up to two years. Eureka's management expects to meet the residential lending requirements of the legislation and to defer the recapture of the statutory "excess reserves" for up to two years. Management expects that enactment of such provisions will not have a significant impact on Eureka due to the substantial amount of net operating loss carryforwards which are available.

ASSISTANCE AGREEMENT
--------------------

Under the terms of the Assistance Agreement entered into in 1988 in connection with the assisted acquisition of the assets and liabilities of Eureka Federal Savings and Loan Association, $50 million in preferred stock was issued to the FDIC. In 1990, $30 million of the preferred stock was redeemed by the FDIC.
The $20 million in non-voting Series A Preferred Stock which remains outstanding is mandatorily redeemable in 1997 and 1998 in the amount of $10 million each year, and has a liquidation value of $100 per share. The holder of this preferred stock is not entitled to dividends. The preferred stock is being accreted through the redemption dates of 1997 and 1998, and the accretion is recorded as interest expense on other borrowings. The accretion for 1996, 1995 and 1994 totaled $2.2 million, $1.9 million and $1.6 million, respectively. Amounts accrued by Eureka and payable to the FDIC prior to the redemption dates in accordance with the Assistance Agreement may be deducted from the $10 million redemption amounts, as appropriate.

Under the terms of the Assistance Agreement, the FDIC may be entitled to an additional payment after the final redemption of $10 million in preferred stock is made in May 1998. Specifically, the FDIC may be able to share in the benefits from utilization of pre-acquisition and post-acquisition net operating loss and tax credit carryforwards associated with the acquisitions, or any cash distributions which have been made to AFCA-5. In addition, the FDIC may be entitled to receive from Eureka a percentage of the fair value of Eureka allocable to AFCA-5 calculated based on the greater of: (I) the average price/earnings ratio for comparable financial institutions or (ii) the average sales price/book value for recent sales transactions involving comparable financial institutions. If, however, (1) 50% of tax benefits utilized by AFEH since the Acquisition and (2) the fair value of Eureka allocable to AFCA-5 plus cash distributions to AFCA-5, both exceed the fully accreted value of the remaining preferred stock of $20 million, the FDIC's participation or additional payment in such amount is limited to the lesser of the allowable tax benefits, and the fair value and distributions. Based on the information available as of December 31, 1996, the Partnership's liability for any payments in May 1998 and thereafter in addition to the $20 million in remaining preferred stock cannot be reasonably estimated at this time, and therefore no reserve or charge to income for such liability has been recorded. The Partnership intends to review on a quarterly basis, however, the need for any such reserve or charge. Any additional payments required to be made to the FDIC pursuant to the Assistance Agreement could have an adverse effect on the per-BUC value of the Partnership.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

There were no changes in and disagreements with the Partnership's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1996 and 1995.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

The Partnership has no directors or officers. Management of the Partnership consists of the general partner of the Partnership, AFCA-5, and its corporate general partner, AFCA-5 Management Corporation. In addition, AFEH and Eureka each have its own board of directors and executive officers. The executive officers and directors of AFCA-5 Management Corporation, AFEH and Eureka are set forth below. All executive officers and directors serve for terms of one year. All information is as of March 1, 1997.

                         AFCA-5 Management Corporation
                         -----------------------------

                                   Directors
                                   ---------

Name                             Position Held            Position Held Since
---------------------   -------------------------------   -------------------

George H. Krauss        Director/Chairman of the Board                   1994
J. Paul Bagley          Director                                         1987
Michael T. Dobel        Director (1)                                     1997
Thompson H. Rogers      Director                                         1994


                                    Officers
                                    --------

Name                           Position Held              Position Held Since
-------------------   -------------------------------     -------------------

George H. Krauss      Chairman of the Board/Secretary                    1995
J. Paul Bagley        President/Treasurer                                1995


                      America First Eureka Holdings, Inc.
                      -----------------------------------

                                   Directors
                                   ---------

Name                             Position Held            Position Held Since
---------------------   -------------------------------   -------------------

George H. Krauss        Director/Chairman of the Board                   1993
J. Paul Bagley          Director                                         1988
Michael T. Dobel        Director (1)                                     1997
Gregory D. Erwin        Director                                         1988
Stephen T. McLin        Director                                         1988
Thompson H. Rogers      Director                                         1994







                                    Officers
                                    --------

Name                               Position Held          Position Held Since
-------------------   ----------------------------------  -------------------

Stephen T. McLin      Chief Executive Officer/President             1993/1988
Wm Mack Terry         Executive Vice President/Chief                     1996
                        Financial Officer

(1)  Mr. Dobel was appointed a director effective March 1, 1997.

                                   EurekaBank
                                   ----------

                                   Directors
                                   ---------

Name                             Position Held            Position Held Since
----------------------   ------------------------------   -------------------

Stephen T. McLin         Director/Chairman of the Board             1988/1993
J. Paul Bagley           Director                                        1988
David B. Baker           Director                                        1992
George E. Bull, III      Director                                        1996
Mariann Byerwalter       Director                                        1988
Gregory D. Erwin         Director                                        1988
John Lee Guillory        Director                                        1996
George H. Krauss         Director                                        1993
Byron A. Scordelis       Director                                        1988
Wm Mack Terry            Director                                        1992
Michael Thesing          Director                                        1989

                                    Officers
                                    --------

Name                                Position Held               Position Held Since
---------------------   -------------------------------------   -------------------

Byron A. Scordelis      President and Chief Executive Officer                  1988
Peggy Hiraoka           Executive Vice President/                         1991/1988
                        Director of Human Resources
Paul Holmes             Executive Vice President/                              1991
                        Chief Operating Officer
Wm Mack Terry           Executive Vice President/                              1996
                        Chief Financial Officer
Grant Harmon            Senior Vice President/Secretary                        1988

J. Paul Bagley, 54, is a founding partner of Stone Pine Capital LLC (1994), and is Chairman of FCM Fiduciary Management Company LLC (1989 to date), the advisor to a mezzanine and private equity fund. For more than twenty years prior to October 1988, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company Inc., where he was responsible for the creation and management of over $5 billion of direct investment activities. Mr. Bagley has served on the boards of a number of public and private companies. Currently he is on the boards of American National Security, Fiduciary Capital, EurekaBank, Hollis-Eden Pharmaceuticals, Lithium Technology, Consolidated Capital, Logan Machinery Corp., Pacific Consumer Funding, and Silver Screen Management.

David B. Baker, 43, is Managing Partner of Moore & Baker, Certified Public Accountants in Walnut Creek, California, serving in that capacity since 1982. Previously, he was an accountant with KPMG Peat Marwick from 1979 to 1982.

George E. Bull, III, 48, is Chairman and Chief Executive Officer of Redwood Trust, Inc. of Mill Valley, California (RWTI-NASDAQ), serving in such capacity since April, 1994. Mr. Bull is also the President of GB Capital, and has served in such capacity since he founded the predecessor of GB Capital in 1983. From 1991 through 1993, Mr. Bull oversaw the management of the $350 million portfolio of commercial real estate investments and the $8 billion securities portfolio of Executive Life Insurance Company on behalf of the California Department of Insurance.

Mariann Byerwalter, 36, is Vice President of Business Affairs and Chief Financial Officer of Stanford University. Ms. Byerwalter was Executive Vice President of AFEH and EurekaBank from 1988 to January 1996. Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996. She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987. She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice President in the bank's Corporate Planning and Development Department, managing several acquisitions and divestitures. During 1986,

Ms. Byerwalter managed five divestitures, representing a total purchase price of over $100 million with assets aggregating more than $5.0 billion.

Michael T. Dobel, 44, is President and Chief Executive Officer of Great American Distributing, Inc., of Omaha, Nebraska. The company is a wholesaler of vending machines and amusement games. Prior to purchasing this company in September 1996, Mr. Dobel spent 21 years in the banking industry. This includes serving as President and Chief Executive Officer of Cornerstone Bank Group of Council Bluffs, Iowa and earlier in the same capacity for Management Resources, Inc., a bank management and consulting firm.

Gregory D. Erwin, 56, is one of the founders and organizers of America First Companies and has been instrumental in the structuring and development of the public investment funds sponsored by affiliates of AFCA-5. Mr. Erwin is a partner of Stone Pine Companies, which is engaged in investment banking activities in Denver. Mr. Erwin is an attorney and private investor. He serves as President of Corporation One, a personal holding company which is a limited partner of AFCA-5. Mr. Erwin is the President of Big Red Companies, which has the contract for the Omaha and Lincoln, Nebraska municipal lotteries. From 1974 until 1985, he was a partner of Kutak Rock in Omaha, Nebraska, and previously practiced law with Dewey, Ballantine in New York.

John Lee Guillory, 51, is Chairman and Chief Executive Officer of Northbridge Group, Inc. of San Francisco, a commercial real estate advisory and management firm, serving in that capacity since 1992. Previously, he held a variety of senior management positions with Grubb & Ellis Company, a real estate management and brokerage company from 1970 to 1991.

Grant S. Harmon, 43, has been Senior Vice President, Chief Counsel and Corporate Secretary of Eureka since October 1985. Prior thereto, he was an attorney with the law firm of Collette & Erickson in San Francisco, California from 1979 to 1985.

Peggy Hiraoka, 42, has been employed at Eureka since September 1988. In March 1991, she was promoted to Executive Vice President and in December 1995 was appointed Chief Administrative Officer of Eureka. Previously, she was Vice President and Director of Human Resources of Bank of America from 1973 to 1988.

Paul Holmes, 47, has been Executive Vice President, Chief Operating Officer of Eureka since March 1991. Previously, he was Executive Vice President and Director of Loan Administration of BancBoston Mortgage Company from December 1987 to March 1991. Prior thereto, he was Senior Manager in charge of the Financial Institutions Operations consulting practice of KPMG Peat Marwick, San Francisco, California from April 1985 to December 1987. Mr. Holmes resigned effective March 7, 1997 to become President and Chief Executive Officer of Mellon Mortgage Corporation in Houston, Texas.

George H. Krauss, 55, is acting general counsel of EurekaBank and is of counsel to Kutak Rock, which acts as general counsel for various America First entities. Mr. Krauss has practiced law for approximately 20 years, primarily with respect to federal and state regulation of financial institutions. Mr. Krauss is or has been a principal shareholder of a number of privately owned banks and is a director of Gateway 2000, Inc. Mr. Krauss holds an MBA degree, in addition to his law and undergraduate degrees.

Stephen T. McLin, 50, was an officer of BankAmerica Corporation and various subsidiaries, including Bank of America, from 1974 to 1987. In addition to other positions, he served as Executive Vice President in charge of strategic planning, acquisitions and divestitures and as Chairman of the Board of three venture capital subsidiaries. Mr. McLin was the officer principally responsible for arranging BankAmerica's acquisition of a variety of financial institutions with assets aggregating over $10 billion, as well as for negotiating the sale of different financial institutions with assets aggregating over $7 billion.
During his more than 12 years at BankAmerica, Mr. McLin was engaged in a wide variety of other types of executive activities relating to financial institution management and operations. Mr. McLin serves as a director of the Charles Schwab Corporation.

Thompson H. Rogers, 43, is a General Partner of Stone Pine Capital LLC and Chairman of Affiliated Holdings, Inc. From 1984 through 1987 Mr. Rogers was with FirsTier Banks, a $3.5 billion financial institution based in Omaha, Nebraska. Mr. Rogers organized and managed the bank's Loan Analysis Department. He subsequently became a First Vice President of Corporate Banking. In 1981, Mr. Rogers joined First Commerce Bancshares, Inc., a $1.8 billion bank holding company based in Lincoln, Nebraska. At First Commerce, Mr. Rogers assumed audit and credit analysis responsibilities for First Commerce's seven financial institutions. Mr. Rogers joined The Philadelphia Company, a regional wholesale distributor of consumer and commercial products, as Administrative Manager in 1977, advancing to General Manager until his departure in 1981. Mr. Rogers serves on the Board of Directors of Bank of Papillion, a $100 million financial institution in Papillion, Nebraska and Havelock Bank, a $120 million financial institution in Lincoln, Nebraska.

Byron A. Scordelis, 47, has been President and Chief Executive Officer of Eureka since August 1988. Prior to August 1988, he was with Bank of America from 1974. In 1979, he was appointed as Director of Strategic Planning for Bank of America's Retail Financial Services of San Francisco. From 1984 to 1986 he was Senior Vice President and Area Manager for the San Jose group. In 1986, he became Senior Vice President and Manager of Bank of America's San Jose-Central Coast Region, and assumed expanded responsibilities for the 240-branch Bay Area Region one year later.

Wm Mack Terry, 53, assumed the duties of Executive Vice President and Chief Financial Officer of EurekaBank and of AFEH in January 1996. He is Managing Principal of the Monterey Group and of Intercept, which entities have consulted since 1991 on strategy and re-engineering projects for financial service firms. From 1990 to 1991 he was a Senior Manager in the San Francisco consulting offices of Deloitte & Touche. From 1986 to 1990, Mr. Terry was a principal of Tavistock Capital Corporation (a management consulting and merchant banking firm in San Francisco), and was President of Diversified Corporate Loans (an investment banking organization in San Francisco). From 1968 to 1986, Mr. Terry served as Senior Vice President in various BankAmerica operations, including Financial Analysis & Planning, Retail New Product Development, and the Capital Markets Group.

Michael Thesing, 42, has been Vice President and Chief Financial Officer of AFCA-5 since July 1984, and was Vice President and Treasurer of AFEH from 1990 to February 1996. From January 1984 until July 1984 he was employed by various America First entities. Mr. Thesing was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's directors, executive officers, and persons who own more than 10 percent of the Partnership's BUCs, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the Partnership. Executive officers, directors and greater than 10 percent BUC holders are required by SEC regulation to furnish the Partnership with copies of all Section 16(a) reports they file. The Partnership believes to the best of its knowledge for the year ended December 31, 1996, its executive officers, directors and greater than 10 percent beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.
          -----------------------
The Partnership is organized as a limited partnership and, accordingly, has no directors and officers. Remuneration paid to AFCA-5 (the general partner of the Partnership) pursuant to the terms of the Partnership's limited partnership agreement during the year ended December 31, 1996, is described in Note 22 of Notes to Consolidated Financial Statements filed in response to Item 8 hereof. The directors and executive officers of AFCA-5 Management Corporation (the corporate general partner of AFCA-5) did not receive any remuneration from the Partnership, and neither AFCA-5 nor AFCA-5 Management Corporation receive any reimbursement from the Partnership for any portion of the salaries of the directors and executive officers of AFCA-5 Management Corporation. Accordingly, no presentation of the compensation of the executive officers and directors of AFCA-5 Management Corporation is included in this report.

The Compensation Committee ("Committee") of EurekaBank's Board of Directors is comprised of two outside directors who are not employees of the Partnership, AFCA-5 Management Corporation, EurekaBank or any of its subsidiaries. The Committee has overall responsibility for EurekaBank's executive compensation policies and practices. The Committee recommends compensation plans and levels for the five senior officers of EurekaBank to the full Board of Directors; it independently reviews and approves other executive officers' compensation plans and levels, including salary and any payments under bonus plans.

                       COMPENSATION OF EXECUTIVE OFFICERS

The following table shows for fiscal years ending December 31, 1996, 1995, and 1994, certain compensation including salary, bonuses, long-term incentive payments, and certain other compensation paid by AFEH and EurekaBank to the Chief Executive Officer and the four other most highly compensated executive officers of AFEH and EurekaBank at December 31, 1996.

                                                                                                 LONG TERM
                                                           ANNUAL COMPENSATION                COMPENSATION/(1)/
                                                   ------------------------------------    -----------------------
                                                                               OTHER
                                                                              ANNUAL        LTIP
                                                                              COMPEN-      PAYOUTS     ALL OTHER
NAME/PRINCIPAL POSITION                      YEAR  SALARY($)  BONUS($)/(2)/  SATION($)     ($)/(4)/   COMP($)/(5)/
-----------------------------------------    ----  ---------  -------------  ----------    --------   ------------
STEPHEN T. MCLIN.........................    1996   445,000    704,873 /(3)/     7,821      122,485      26,136
President & Chief Executive                  1995   385,870    231,588           8,469       29,281      24,457
  Officer-America First Eureka               1994   385,000     29,281          14,493      126,127      12,000
  Holdings; Chairman-EurekaBank

BYRON A. SCORDELIS.......................    1996   391,667    619,506 /(3)/    17,345      131,236      16,538
President & Chief Executive Officer          1995   300,000    191,880          13,650       31,374      16,161
  EurekaBank                                 1994   298,333     31,373          22,892      189,190      15,851

WM. MACK TERRY  /(6)/....................    1996   248,438    214,859            -0-          -0-        6,564
Executive Vice President and                 1995   N/A
  Chief Financial Officer EurekaBank         1994   N/A

PAUL HOLMES..............................    1996   188,750     63,183           1,984       28,828      12,000
Executive Vice President and                 1995   175,000     53,960           1,511        5,229      12,000
  Chief Operating Officer EurekaBank         1994   175,000     40,229           2,455       22,518      10,500

PEGGY HIRAOKA............................    1996   163,750     68,182           4,654       43,726      31,955
Executive Vice President and                 1995   147,923     53,960           3,931       10,458      11,884
  Chief Administrative Officer EurekaBank    1994   143,446     40,457           4,179       22,518      11,390

------------------------
1   No stock options, restricted stock grants or stock appreciation rights
    (SARs) have been made to the listed officers.

2 For all of the executives listed, the amounts disclosed in this column for 1996 include the 25% cash payment made for 1996 performance pursuant to the EurekaBank Long Term Incentive Plan (LTIP) and 1996 performance bonuses of $225,000, $200,000, $100,000, $40,000 and $45,000 for Mr. McLin, Mr.
    Scordelis, Mr. Terry, Mr. Holmes and Ms. Hiraoka, respectively. The amount shown for Mr. Terry also includes a one-time signing bonus paid to Mr. Terry upon hire.

3 The total bonus amount in this column for Messrs. McLin and Scordelis include future bonus payments of $415,000 and $350,000, respectively, conditioned upon Messrs. McLin and Scordelis being employed through March 31, 1999. The Board, in its sole discretion, can accelerate the time of payment of the bonuses and waive any conditions applicable thereto. In the event of termination of employment of Messrs. McLin and/or Scordelis due to death or permanent disability, the bonuses shall be paid to their designated beneficiaries. In the event of a change in control of EurekaBank, payment of such bonuses will be accelerated, subject to shareholder approval, if necessary, and Messrs. McLin and Scordelis shall also receive a payment equal to the excise tax, if any, imposed as a result of such payment.

4 The amounts disclosed as LTIP Payouts are in connection with EurekaBank's Long Term Incentive Plan (LTIP). The amount shown for fiscal 1996 includes the second cash installment paid from the 1995 LTIP and Beneficial Unit Certificates (BUCs) distributed at a price of $29.50 per BUC in connection with 1996 earnings for the 1994 LTIP as follows: $83,397, $89,356, $14,868, and $29,766 to Messrs. McLin, Scordelis, Holmes and Ms. Hiraoka, respectively. The BUCs reflected in this column were originally awarded at a price of $20.71 per BUC representing appreciation of 42.4%.

5 The amounts disclosed in this column include employer matching contributions to the officer's 401(k) Savings Plan and the EurekaBank Service Investment Plan, both of which are defined contribution plans, and payment by EurekaBank for supplemental term life insurance premiums for Mr. McLin ($14,136), Mr. Scordelis ($4,538) and Mr. Terry ($3,082). The value of future premiums for this supplemental insurance are contingent upon continued employment and is therefore not included. Mr. Terry also received a lump sum payment as reimbursement for 3 months of outside medical premiums upon hire. EurekaBank did not pay for supplemental term life or supplemental disability insurance for Mr. Holmes or Ms. Hiraoka. In addition, Ms. Hiraoka received a one-time payment of $20,000 for consulting services provided to AFEH in 1996.

6 Wm. Mack Terry was appointed Executive Vice President and Chief Financial Officer on 1/24/96.


                        LONG-TERM INCENTIVE COMPENSATION

EXECUTIVE COMPENSATION PROGRAM

The executive cash compensation program for AFEH and EurekaBank contains three elements: base salary, the annual bonus plan and the LTIP. Base salaries are established at levels which, based on an independent study conducted by an outside consultant, are between the 50th and 75th percentile for a peer group of similar banks and thrifts. The EurekaBank LTIP was implemented in 1989, modified in 1991 and amended in 1996. The purpose of the LTIP is to ensure a consistent focus on maximizing the Bank's LONGER-TERM financial performance by linking annual payments to one-year, two-year, and three-year performance results. LTIP units are granted each year and performance is measured after one year, at which time 25% of the earned award is paid, with the remainder deferred. These deferred awards are subject to forfeiture if EurekaBank's financial performance does not meet minimum ROE thresholds established in the LTIP. The Committee reviews the effects of the executive compensation program including the LTIP, LTIP grants and annual bonuses in light of the Bank's performance and the LTIP objectives to ensure the program continues to meet the Committee's compensation philosophy. Based on the overall results achieved for fiscal 1996, all five executives participated in the LTIP and all five executive officers received annual performance bonuses of 21% to 50% of 1996 base salary.

LONG TERM INCENTIVE PLAN

Ten eligible EurekaBank senior officers receive payment under the Eureka Long Term Incentive Plan ("LTIP") based on net revenue above an ROE threshold. The LTIP requires minimum Return on Equity ("ROE") thresholds to be met on a one, two and three-year basis for full payment to be received. 50% of the payment is made in deferred Beneficial Unit Certificates. The Committee believes that this risk/reward design is ultimately in the best interest of the shareholders, assuring that executive pay will be closely correlated with both share price and EurekaBank's financial results over time.

Each year, the prior year's LTIP award is earned based on the extent to which the Bank's net income exceeds a pre-established ROE threshold. Earned awards represent a percentage of net income in excess of the pre-established threshold. No award is earned if the Bank's ROE is below the pre-established threshold. Twenty-five percent of the earned award is paid in cash following the release of audited financial statements for the subject year. An additional 25% is paid in cash one year later, but only if the Bank's ROE for the immediately preceding year exceeds a pre-established level. The remaining 50% of the total LTIP award is paid in the form of deferred Beneficial Unit Certificates ("BUCs") which link executives directly to share price, and which are paid free of restrictions two years after the end of the plan year, only if the Bank's average ROE exceeds a pre-established ROE level.

During 1996, EurekaBank entered into supplemental agreements with certain officers and directors who are currently employed with the Bank or serve on its board of directors relating to the LTIP. The agreements are intended to reduce the impact on the LTIP caused by extraordinary events which are not reflective of the overall performance of the Bank, including a special deposit insurance assessment (such as the September 30, 1996 assessment payable to the Savings Association Insurance Fund), the deferred tax asset accounting adjustment attributable to unexpired net operating losses as of 1988 and other similar events. In addition, the agreements provide for additional payments to reimburse the participant for any excise taxes imposed by Section 4999 of the Internal Revenue Code resulting from a change in control of EurekaBank.

Executives participating in the LTIP are paid dividends on deferred BUCs. In addition, the LTIP contains a provision which allows for participants to share in the excess of the sales price over the book value in the event of a sale of EurekaBank. The amount of each participant's share in such excess will be determined in accordance with the LTIP.

LTIP AWARDS FOR 1996 PERFORMANCE

Based on the ROE minimum threshold established in the LTIP, executives earned LTIP awards in connection with 1996 performance. This included 25% of the 1996 award, 25% of the 1995 award and the full amount of the BUCs distributed in connection with the 1994 LTIP award. Given the financial performance of EurekaBank for 1996, the Committee concluded that the payouts under the LTIP appropriately compensated the top five executives.

EQUITY APPRECIATION PLAN

In 1996, an additional long term incentive component was added to the mix of total compensation for key persons of the Bank. The new plan, The EurekaBank Equity Appreciation Plan ("EAP") is intended to incent, recognize and reward long term contribution and exceptional performance which contributes to increased shareholder value and the Bank's equity appreciation. Under the EAP, the Board of Directors, at its discretion, may grant rights to certain key officers, directors and employees of the Bank. The EAP limits the aggregate number of rights which may be granted under the plan to 320,000 rights plus the number of rights that are granted and expire unexercised. The rights granted by the Board in 1996 are vested and may be exercised by participants during the period beginning March 31, 1999 and ending March 31, 2006; provided that if a change in control (as defined under the EAP) occurs, all rights become immediately vested and are exercisable only during the period commencing on the change in control and ending 90 days thereafter. Upon the exercise of a right, participants receive cash compensation equal to the number of rights exercised multiplied by the "book" value of America First Eureka Holdings, Inc. on the date the rights are exercised divided by $10,000,000, less the Equity Right at Grant Date. For rights granted on April 1, 1996, the Equity Per Right on the Grant Date was $14.00.

All rights granted under the EAP terminate immediately upon termination of a participant's employment or service as a director for any reason other than death or disability. In the event of death or disability of the participant, such participant or his or her representative may exercise his or her rights in accordance with the terms of the EAP. In the event of a change in control of EurekaBank, a participant will be entitled to receive an amount of cash determined as a function of the aggregate sales price of EurekaBank pursuant to a formula provided in the EAP.

In the event that it is determined that any payment or distribution to a participant under the EAP would subject such participant to the excise tax imposed by Section 4999 of the Internal Revenue Code or any interest or penalties with respect to such tax, the participant will be entitled to receive an additional payment ("Gross-Up Payment") in an amount such that after payment by the participant of all taxes, the participant retains an amount of the Gross-Up Payment equal to the excise tax imposed.

The following information is furnished for the year ended December 31, 1996, with respect to the Chief Executive Officer of America First Eureka Holdings
(AFEH) and each of the four other most highly compensated executive officers of AFEH and EurekaBank for awards under the LTIP and the EAP. The first line for each executive officer denotes awards granted under the LTIP for 1996. The second line on the Table for each executive officer denotes the 1996 rights granted under the EAP.

                                             ESTIMATED FUTURE PAYOUTS UNDER
                                             LONG TERM INCENTIVE PLANS
                                             -------------------------------------------------
                         NO. OF SHARES,
                         UNITS OR            PERIOD UNTIL
NAME                     OTHER RIGHTS /(1)/  MATURATION /(2)/    THRESHOLD /(3)/  TARGET /(4)/   MAXIMUM /(5)/
----                     ------------------  ----------------    ---------------  ------------   -------------
Stephen T. McLin.......          14            12-31-98                -0-           259,434
                             40,000            03-31-99                -0-           N/A

Byron A. Scordelis.....          15            12-31-98                -0-           277,965
                             40,000            03-31-99                -0-           N/A

Wm. Mack Terry.........          14            12-31-98                -0-           259,434
                             20,000            03-31-99                -0-           N/A

Paul Holmes............           5            12-31-98                -0-            92,655
                             10,000            03-31-99                -0-            N/A

Peggy Hiraoka..........           5            12-31-98                -0-            92,655
                             20,000            03-31-99                -0-            N/A

-------------
(1) The first row in this column reflects the LTIP units granted for 1996 in accordance with the Plan, which is included as an exhibit to the Partnership's annual report on Form 10-K for the year ended December 31, 1991. The second row in this column reflects EAP rights granted in 1996 in accordance with the EAP, which is included as an exhibit to the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

(2) The dates in the first row of this column reflect the point at which the last of the 1996 LTIP payments is made. The first installment of the 1996 LTIP (1/4 of the total award) was made in cash and is reflected in the Summary Compensation Table. The remainder of the award is deferred and subject to forfeiture, in whole or in part, under the terms of the LTIP if certain performance thresholds are not achieved during the two year period following 1996. The dates in the second row of this column reflect the earliest date at which the 1996 EAP Rights may be exercised.

(3) Under the provisions of both the LTIP and EAP, depending upon the performance of the Bank or other vesting requirements, the payments under each plan may be zero.

(4) The amount shown in the first row under "Target" represents the total LTIP award for 1996. The first installment of the 1996 LTIP (1/4 of the total award) was made in cash and is reflected in the Summary Compensation Table. The remainder of the award is deferred and subject to forfeiture, in whole or in part, if certain performance thresholds established under the LTIP are not achieved during the two year period following 1996. 50% of the deferred award is paid in BUCs, the value of which may increase or decrease depending upon the price of BUCs at the time they are awarded. The "target" for the EAP Rights would be the value of the Rights as of the date the executive exercises the Rights as calculated by taking the then "equity
     (book) value" of AFEH divided by 10,000,000, less $14.00, multiplied by the number of Rights which are exercised.

(5)  This column is not applicable to the EurekaBank LTIP or EAP.

                           EUREKABANK RETIREMENT PLAN

As of December 31, 1993, the EurekaBank Retirement Plan, EurekaBank's pension plan, was frozen. As of the date of the freeze, all benefits earned through that date were 100% vested on behalf of the named executive. The pension benefits were based on gross annual compensation up to the $200,000 compensation limit (indexed annually pursuant to IRC sections 401(a)(17), 404(l), 408(k)) including base salary, certain cash bonuses and cash payments from the LTIP.
For Mr. McLin, the vested benefit only considers such amounts paid by EurekaBank and excludes any amounts paid by AFEH.

The annual benefits payable upon retirement at age 65, based on a single life annuity under the vested and frozen benefits under the EurekaBank Retirement Plan as of December 31, 1996 for each of the named executives were as follows:
Stephen T. McLin $17,648; Byron A. Scordelis $21,705; Paul Holmes $10,852; and Peggy Hiraoka $14,125. Mr. Terry was not eligible to earn benefits under the frozen pension plan.

                        EMPLOYMENT SEVERANCE AGREEMENTS

In the event of an involuntary termination for other than cause, Messrs. McLin, Scordelis and Terry would receive severance payments equal to their annual base salary. These severance payments will not be payable in the event of a sale of EurekaBank or AFEH, regardless of whether the executives are terminated by the buyer other than for cause. No other employment agreements or severance arrangements exist for the executive officers included in the compensation table.

                            DIRECTORS' COMPENSATION

In 1996, Messrs. Baker, Krauss, Bull and Guillory, and Ms. Byerwalter each received an annual Board retainer of $15,000 and a $1,000 per meeting fee. In addition, Mr. Baker as Audit Committee Chairman and Mr. Guillory as an Audit Committee member received a quarterly retainer of $1,000 and $750, respectively,
and a $1,000 per meeting fee in connection with the Audit Committee.   Mr. Bull
and Ms. Byerwalter each received a quarterly retainer of $3,000 as members of
the Asset & Liability Committee.   Messrs. Baker, Krauss, Guillory and Bull and
Ms. Byerwalter also received an annual grant of 100 BUCs each for service in 1996. On January 24, 1996, Mr. Terry was appointed Executive Vice President and Chief Financial Officer of EurekaBank and as of that date no longer received remuneration specific to his services on the Board.


          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee (the "Committee") of the Board of Directors includes Mr. Bagley and Mr. Krauss. Mr. Krauss is an officer of America First Eureka Holdings, Inc. (AFEH). AFEH and America First Service Corp., an affiliate of AFCA-5, have entered into a licensing agreement through which America First Service Corp. provides services to AFEH and EurekaBank, including: earnings improvement studies, management enhancement programs, development of marketing programs, product development and similar business, economic and financial advice and consultation. Pursuant to the licensing agreement, AFEH is committed to pay America First Service Corp. an annual fee equal to 0.5% of the total of Eureka's interest income and other income without deduction for interest and other expenses. During 1996, 1995 and 1994, $850,112, $863,793, and $761,963,
respectively, of the annual fee had been paid or accrued. AFEH may also reimburse America First Service Corp. for certain accountable expenses. However, no reimbursements were made in 1996, 1995 or 1994.

Mr. McLin, executive officer and director of AFEH and Eureka, and Ms. Byerwalter, a former executive officer and director of AFEH and a current director of EurekaBank, were paid compensation of $81,523 and $8,152, respectively, based upon the profit performance of AFCA-5 and America First Service Corp. Messrs. Bagley, McLin and Erwin are shareholders of America First Service Corp. and Mr. McLin is a director of America First Service Corp.

The Committee determines Mr. McLin's compensation and, upon recommendation of the Chief Executive Officer, reviews and approves all executive officers' compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

  (a) The following table sets forth any person who is known by the Partnership to be the beneficial owner of more than five percent of its BUCs as of March 12, 1997:

                                       Amount and Nature             Percent
          Name                    of Beneficial Ownership/(1)/       of Class
          ----                    ----------------------------       --------

          Cramer Partners, L. P.             436,100 BUCs              7.26%
          100 Wall Street,
          8th Floor
          New York, NY 10005

  (b) The following table sets forth the number of BUCs beneficially owned by directors and executive officers, individual and as a group, of AFEH and Eureka as of February 28, 1997, unless otherwise indicated:


                                       Amount and Nature             Percent
          Name                    of Beneficial Ownership/(1)/       of Class
          ----                    ----------------------------       --------

          J. Paul Bagley                         100 BUCs                *
          David B. Baker                         500 BUCs/(7)/           *
          George E. Bull, III                    100 BUCs/(2)/           *
          Mariann Byerwalter                  13,391 BUCs/(4)/           *
          Gregory D. Erwin                        --                     *
          Peggy Hiraoka                        2,142 BUCs/(3)/           *
          John Lee Guillory                      100 BUCs/(2)/           *
          Paul Holmes                          1,637 BUCs/(3)/           *
          George H. Krauss                     5,300 BUCs/(8)/           *
          Stephen T. McLin                    22,265 BUCs/(5)/           *
          Thompson H. Rogers                      --                     *
          Byron A. Scordelis                  32,111 BUCs/(6)/           *
          Wm Mack Terry                          400 BUCs/(10)/          *
          Michael Thesing                   573.8964 BUCs/(9)/           *
          All directors and executive
             officers as a group
             (14 persons)                78,619.8964 BUCs             1.31%

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

          *  Less than 1% of class.
         (1) Each of the named persons owns BUCs directly and has sole voting and investment power with respect to the BUCs unless otherwise indicated.
         (2) 100 shares issued as director's compensation in 1997.
         (3) Excludes BUCs credited under the Long Term Incentive Plan ("Plan") of 981 and 1,522 to be distributed in 1998 and 1999, respectively.
         (4) Excludes BUCs credited under the Plan of 2,748 to be distributed in 1998.
         (5) Excludes BUCs credited under the Plan of 2,748 and 4,263 to be distributed in 1998 and 1999, respectively.
         (6) Excludes BUCs credited under the Plan of 2,945 and 4,568 to be distributed in 1998 and 1999, respectively.
         (7) 100 BUCs issued as director's compensation in each of 1993, 1994, 1995, 1996 and 1997.
         (8) Includes 100 BUCs issued as director's compensation in each of 1995, 1996 and 1997.
         (9) Mr. Thesing shares voting power with his wife with respect to all BUCs.
        (10) Includes 100 BUCs issued as director's compensation in each of 1993, 1994, 1995 and 1996. Excludes BUCs credited under the Plan of 4,263 to be distributed in 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

The general partners of AFCA-5 are Michael Yanney and AFCA-5 Management Corporation whose sole shareholder is Mr. Yanney. The limited partners of AFCA-5 include Paul Bagley, Gregory Erwin, Corporation One, whose sole shareholder is Mr. Erwin and Yanney Holdings-Wyoming Inc., whose sole shareholder is Mr. Yanney. Messrs. Erwin and Bagley also serve as directors of Eureka and AFEH.

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

During 1996, the Partnership or AFEH paid or reimbursed AFCA-5 for certain costs and expenses incurred in connection with the operation of the Partnership, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 22 of Notes to Consolidated Financial Statements filed in response to Item 8 hereof for a description of these costs and expenses. In addition, during 1996, the Partnership or Eureka paid legal fees to Kutak Rock, a law firm in which Mr. Krauss is a partner.

AFEH and America First Service Corporation, an affiliate of AFCA-5 Management Corporation, have entered into a licensing agreement through which America First Service Corporation provides services to AFEH and Eureka, including: earnings improvement studies, management enhancement programs, development of marketing programs, product development and similar business, economic and financial advice and consultation. Pursuant to the licensing agreement, AFEH is committed to pay America First Service Corporation an annual fee equal to 0.5% of the total of Eureka's interest income and other income without deduction for interest and other expenses. During 1996, 1995 and 1994, $850,112, $863,793 and $761,963, respectively, of the annual fee had been paid or accrued. AFEH may also reimburse America First Service Corporation for certain accountable expenses. However, no reimbursements were made in 1996, 1995 or 1994.

Mr. Stephen T. McLin, executive officer and director of AFEH and Eureka, and Mariann Byerwalter, a former executive officer and director of AFEH and current director of Eureka, were paid compensation based upon the profit performance of AFCA-5 Management Corporation and America First Service Corporation. Messrs. McLin, Erwin and Bagley are shareholders of America First Service Corporation, and Mr. McLin is a director of America First Service Corporation.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.
         ------------------------------------------------------------------

 (a) The following documents are filed as part of this report:

      1. FINANCIAL STATEMENTS. The following consolidated financial statements
         --------------------
         of the Partnership and subsidiaries are included in response to Item 8 of this report:

         Report of Independent Certified Public Accountants dated January 27, 1997.

         Consolidated Balance Sheets at December 31, 1996 and 1995.

         Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.

         Consolidated Statements of Partners' Capital for the years ended December 31, 1996, 1995 and 1994.

         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

         Notes to Consolidated Financial Statements.

      2. FINANCIAL STATEMENT SCHEDULES. All financial information required by
         -----------------------------
         Regulation S-X, with regard to financial statement schedules, is included in the financial statements discussed in Item 14(a)(1).

      3. EXHIBITS.  The following exhibits were filed as required by Regulation
         --------
         S-K:

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

         10(j). Form of Agreement between EurekaBank and certain executive officers and directors which amends certain provisions of the Long Term Incentive Compensation Plan (LTIP) (filed hereto).

         10(k). Form of Supplemental Agreement between EurekaBank and certain executive officers and directors which amends certain provisions of the Long Term Incentive Compensation Plan (LTIP) (filed hereto).

         10(l). EurekaBank Equity Appreciation Plan Effective April 1, 1996, for the benefit of certain officers, directors and employees of EurekaBank and America First Eureka Holdings, Inc. (filed hereto.)

         24.    Power of Attorney

         27.    Financial Data Schedule

 (b) The Partnership did not file any Current Reports on Form 8-K during the fourth quarter of 1996.

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

                                     AMERICA FIRST FINANCIAL FUND
                                     1987-A LIMITED PARTNERSHIP

                                     By America First Capital
                                        Associates Limited
                                        Partnership Five, General
                                        Partner of the Registrant

                                     By AFCA-5 Management Corporation,
                                        General Partner of America
                                        First Capital Associates
                                        Limited Partnership Five


                                     By /s/ George H. Krauss
                                     ------------------------
Date:        March 24, 1997              George H. Krauss,
       --------------------------        Chairman of the Board
                                         of Directors and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:        March 24, 1997          By /s/ George H. Krauss
       --------------------------    -----------------------
                                        George H. Krauss, Chairman of the Board
                                         of Directors and Secretary (Principal
                                         Executive Officer)


Date:        March 24, 1997          By /s/ J. Paul Bagley*
       --------------------------    ------------------------
                                        J. Paul Bagley, Director, President
                                         and Treasurer
                                         (Principal Financial Officer)


Date:        March 24, 1997          By /s/ Thompson H. Rogers*
       --------------------------    ---------------------------
                                        Thompson H. Rogers, Director



*By: George H. Krauss
     Attorney-in-Fact


By /s/ George H. Krauss
   --------------------
     George H. Krauss

                         Independent Auditors' Report
                         ----------------------------



To the General Partner
America First Financial Fund 1987-A Limited Partnership:

We have audited the accompanying consolidated balance sheets of America First Financial Fund 1987-A Limited Partnership and Subsidiary (the "Partnership") as of December 31, 1996 and 1995, and the related consolidated statements of income, partners' capital and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America First Financial Fund 1987-A Limited Partnership and Subsidiary as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/  KPMG Peat Marwick, LLP
---------------------------


San Francisco, California
January 27, 1997

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                          Consolidated Balance Sheets
                          December 31, 1996 and 1995
                            (dollars in thousands)

                                                                1996          1995
                                                             -----------   -----------
ASSETS
 Cash and amounts due from depository institutions            $   30,827    $   27,116
 Federal funds sold                                               20,000        24,700
 Securities purchased under agreements to resell                   5,300        20,500
 Investments held to maturity                                          -        39,996
 Mortgage-backed securities, net
   Held to maturity                                              630,106       763,770
   Available for sale                                             44,489        52,032
 Loans receivable, net                                         1,403,483     1,431,179
 Loans held for sale                                                 370           403
 Accrued interest receivable                                      12,217        13,500
 Premises and equipment, net                                       8,888         9,535
 Federal Home Loan Bank stock, at cost                            21,827        21,509
 Real estate held for sale or investment, net                      1,328         2,386
 Real estate owned, net                                            1,438         2,543
 Deferred tax assets, net                                         22,643         1,277
 Other assets                                                      6,135         6,507
                                                              ----------    ----------
 Total Assets                                                 $2,209,051    $2,416,953
                                                              ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
 Customer deposits                                            $1,840,485    $1,704,466
 Securities sold under agreements to repurchase                   44,353       206,856
 Other borrowings                                                106,998       310,087
 Distributions payable                                             2,437         2,437
 Other liabilities and accrued expenses                           19,583        21,433
                                                              ----------    ----------
   Total Liabilities                                           2,013,856     2,245,279

 Redeemable Preferred Stock; Series A, no par value:
   200,000 shares issued; $20 million liquidation value           17,748        15,542

Partners' Capital
   General Partner                                                 9,155         4,884
   Beneficial Unit Certificate (BUC) Holders;
      6,010,589 BUCs authorized, issued and outstanding          168,292       151,248
                                                              ----------    ----------
 Total Partners' Capital                                         177,447       156,132
                                                              ----------    ----------

 Total Liabilities and Partners' Capital                      $2,209,051    $2,416,953
                                                              ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                       Consolidated Statements of Income
             For the Years Ended December 31, 1996, 1995 and 1994
                 (dollars in thousands except per BUC amounts)

                                                       1996        1995       1994
                                                     ---------   --------   ---------
INTEREST INCOME:
 Interest and fees on loans                          $107,157    $105,199   $ 93,390
 Interest on mortgage-backed securities                50,161      53,818     38,820
 Interest and dividends on investments                  4,680       4,623      3,859
                                                     --------    --------   --------
   Total interest income                              161,998     163,640    136,069
                                                     --------    --------   --------
INTEREST EXPENSE:
 Interest on customer deposits                         81,982      75,772     63,799
 Interest on other borrowings                          19,689      31,830     20,394
                                                     --------    --------   --------
   Total interest expense                             101,671     107,602     84,193
                                                     --------    --------   --------
  NET INTEREST INCOME BEFORE
   PROVISION FOR LOAN LOSSES                           60,327      56,038     51,876
 Provision for loan losses                                965         793      1,246
                                                     --------    --------   --------
  NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                           59,362      55,245     50,630
                                                     --------    --------   --------
NON-INTEREST INCOME:
 Deposit related fees                                   1,900       2,157      2,148
 Loan related fees                                      1,379       1,601      1,929
 Gain on disposition of loans, net                        307          67        117
 Other                                                  4,814       5,598      5,797
                                                     --------    --------   --------
   Total non-interest income                            8,400       9,423      9,991
                                                     --------    --------   --------
NON-INTEREST EXPENSE:
 Compensation and benefits                             21,767      19,867     21,382
 Occupancy and equipment                                8,349       8,918     10,203
 FDIC premiums and special assessments                 15,089       4,210      4,288
 Professional services                                  1,385         893      1,092
 Advertising and promotion                              1,107       1,285      1,569
 Provision for loss (recovery) on interest rate
  exchange agreements                                    (332)      1,934     (4,274)
 Other                                                  9,855      10,326     11,169
                                                     --------    --------   --------
   Total non-interest expense                          57,220      47,433     45,429
                                                     --------    --------   --------

INCOME BEFORE INCOME TAXES                             10,542      17,235     15,192
 Income tax benefit                                    20,870           -          -
                                                     --------    --------   --------
NET INCOME                                           $ 31,412    $ 17,235   $ 15,192
                                                     ========    ========   ========

NET INCOME ALLOCATED TO:
  General Partner                                    $  4,488    $  1,432   $  1,022
  BUC Holders                                          26,924      15,803     14,170
                                                     --------    --------   --------
                                                     $ 31,412    $ 17,235   $ 15,192
                                                     ========    ========   ========

NET INCOME PER BENEFICIAL UNIT CERTIFICATE              $4.48       $2.63      $2.36
                                                     ========    ========   ========

DIVIDEND PER BENEFICIAL UNIT CERTIFICATE                $1.60       $1.60      $1.60
                                                     ========    ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

    AMERICA FIRST FINANCIAL FUND L987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                 Consolidated Statements of Partners' Capital
             For the Years Ended December 31, 1996, 1995 and 1994
                            (dollars in thousands)

                                                                Beneficial Unit
                                                 General          Certificate
                                                 Partner             Holders          Total
                                                 --------       ---------------     ---------
Balance at December 31, 1993                      $ 2,699          $140,550          $143,249


  Net income                                        1,022            14,170            15,192

  Cash distributions paid or accrued                 (130)           (9,617)           (9,747)

  Direct credits (charges):
   Net unrealized losses on mortgage-backed
     securities available for sale                 (1,018)           (4,074)           (5,092)

   Reduction in pension plan additional
     minimum liability                                199               794               993
                                                  -------          --------          --------

Balance at December 31, 1994                        2,772           141,823           144,595


  Net income                                        1,432            15,803            17,235

  Cash distributions paid or accrued                 (130)           (9,617)           (9,747)

  Direct credits:
   Net unrealized gains on mortgage-backed
     securities available for sale                    810             3,239             4,049
                                                  -------          --------          --------

Balance at December 31, 1995                        4,884           151,248           156,132


  Net income                                        4,488            26,924            31,412

  Cash distributions paid or accrued                 (130)           (9,617)           (9,747)

  Direct charges:
   Net unrealized losses on mortgage-backed
     securities available for sale                    (87)             (263)             (350)
                                                  -------          --------          --------

Balance at December 31, 1996                      $ 9,155          $168,292          $177,447
                                                  =======          ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1996, 1995 and 1994
                             (dollars in thousands)

                                                                              1996         1995         1994
                                                                           ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $  31,412    $  17,235    $  15,192
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Amortization of:
  Investments and mortgage-backed securities net premium                       2,455          751        1,681
  Loan premium (discount)                                                        686       (1,562)        (571)
  Intangibles                                                                  1,213        1,340        1,340
 Proceeds from sales of loans originated and held for sale                    18,567        6,663       26,753
 Originations of loans held for sale                                         (18,227)      (6,847)     (21,795)
 Gain on disposition of mortgage loans held for sale                            (307)         (67)        (117)
 Provision for loan losses                                                       965          793        1,246
 Provision for loss (recovery) on interest rate exchange agreements             (332)       1,934       (4,274)
 Decrease (increase) in accrued interest receivable                            1,283       (1,875)        (749)
 Increase (decrease) in accrued interest payable                              (1,875)          36          836
 Depreciation and amortization of premises and equipment                       1,699        1,992        2,268
 Decrease (increase) in other assets                                          (1,336)          (8)         777
 Increase (decrease) in other liabilities                                        357       (4,417)      (7,251)
 Income tax expense                                                            5,328        7,655        7,085
 Deferred tax asset valuation adjustment                                     (26,198)      (7,655)      (7,085)
 Other, net                                                                    1,837          169           96
                                                                           ---------    ---------    ---------
 Net cash provided by operating activities                                    17,527       16,137       15,432
                                                                           ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Loans originated and held for investment                                   (236,900)    (173,904)    (193,703)
 Purchases of investment securities held to maturity                               -            -      (42,986)
 Purchases of mortgage-backed securities held to maturity                    (53,118)    (164,910)    (308,059)
 Purchases of real estate loans                                              (23,527)     (92,709)     (59,086)
 Purchases of premises and equipment                                          (1,082)        (888)        (647)
 Principal payments on mortgage-backed securities                            191,516      143,301      139,994
 Principal payments on loans                                                 280,966      252,001      354,018
 Proceeds from the maturities of investment securities                        40,000        3,000       10,000
 Proceeds from sales of Federal Home Loan Bank stock                             911            -        1,781
 Proceeds from sales of real estate held for sale                                  -        1,684        6,579
 Proceeds from sales of real estate owned                                      5,593        7,437        9,614
 Proceeds from sale of consumer loans                                              -       12,959            -
 Other, net                                                                    1,245        1,038           11
                                                                           ---------    ---------    ---------
Net cash provided by (used in) investing activities                          205,604      (10,991)     (82,484)
                                                                           ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in checking and savings accounts                    132,385        3,058      (62,699)
 Proceeds from issuance of certificates of deposit                           225,553      249,060      253,850
 Payments for maturing or early withdrawal of certificates of deposit       (221,919)    (243,943)    (208,067)
 Net increase (decrease) in short-term repurchase agreements                (162,503)    (255,629)      45,898
 Increase (decrease) in Federal Home Loan Bank advances                     (203,089)     259,809       25,000
 Capital distributions                                                        (9,747)      (9,747)      (9,747)
                                                                           ---------    ---------    ---------
Net cash provided by (used in) financing activities                         (239,320)       2,608       44,235
                                                                           ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                         (16,189)       7,754      (22,817)
Cash and cash equivalents at beginning of period                              72,316       64,562       87,379
                                                                           ---------    ---------    ---------
Cash and cash equivalents at end of period                                 $  56,127    $  72,316    $  64,562
                                                                           =========    =========    =========






SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non cash investing and financing activities:
 Additions to real estate acquired through foreclosure                     $   4,803    $   4,768    $   8,050
 Loans made to facilitate the sale of real estate                          $   6,822    $  11,900    $   7,466
Cash paid for interest (including interest credited)                       $ 103,546    $ 106,056    $  82,125
Cash paid for alternative income and minimum franchise taxes               $     545    $     445    $     149

The accompanying notes are an integral part of the consolidated financial statements.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                       December 31, 1996, 1995 and 1994

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

     (B)  Partnership Income, Expenses and Cash Distributions
          ---------------------------------------------------

          The Partnership Agreement contains provisions for the distribution of Distributable Cash and Net Sales Proceeds, as defined by the Partnership Agreement, and for the allocation of income and loss from operations for tax purposes among AFCA-5 and the BUC holders.

               Cash distributions are presently made on a quarterly basis but may be made monthly or semiannually if AFCA-5 so elects. The cash distributions included in the consolidated financial statements represent the actual cash distributions made or accrued as of December 31, 1996. Effective April 1992, the Partnership elected to pay quarterly distributions at an annualized rate of $1.60 per BUC.

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



     (C)  Investments and Mortgage-Backed Securities
          ------------------------------------------

          Investments and mortgage-backed securities, other than securities available for sale, are carried at amortized cost. Premiums and discounts are amortized or accreted as an adjustment of yield using the interest method over the term of each security, adjusted for actual and anticipated prepayments. These investments are carried at cost because management intends and has the ability to hold them to maturity. Gains or losses on sales of securities available for sale are recognized at the time of sale using the specific identification method. Interest and dividends on investments include interest on investments, the amortization and accretion of related premiums and discounts, and dividends on Federal Home Loan Bank ("FHLB") stock.

     (D)  Loans Receivable
          ----------------

          Loans receivable originated subsequent to Eureka's acquisition by AFEH are stated at the unpaid principal balance. Loans receivable held by Eureka at Acquisition were stated at unpaid principal balance discounted to the fair market value at the date of Acquisition. The Acquisition fair market value discount is being accreted as an adjustment of yield using the interest method over the expected lives of the underlying mortgage loans adjusted for actual and anticipated prepayments. Loans receivable is shown net of deferred loan origination fees, premiums, unearned discounts and the allowance for losses. Management intends and has the ability to hold until maturity all loans which are not designated as held for sale. If a decision is made to dispose of loans designated as held to maturity, or should the Partnership become unable to hold loans until maturity, the loans would be reclassified to held for sale at the lower of amortized cost or market value.

               All non-refundable loan origination fees, net of certain direct loan origination costs, are deferred and accreted or amortized using a method that approximates the interest method over the term of the loan or until the loan is sold. Interest is not accrued on loans which are 90 days or more delinquent.

               The Partnership adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," in 1993. SFAS No. 114 was amended during 1994 by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," and was adopted by the Partnership on December 31, 1994. The adoptions of SFAS No. 114 and SFAS No. 118 did not have a material effect on the Partnership's financial statements. A loan is impaired when it is probable that the Partnership will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate, or the fair value of the collateral less estimated selling costs if the impaired loan is collateral dependent. If the present value of expected future cash flows, or the fair value of the collateral less estimated selling costs, is less than the recorded investment, a valuation allowance is created by a charge to the provision for loan losses or by adjusting an existing valuation allowance. Interest income on impaired loans 90 days or more delinquent was recorded on a cash basis. Interest income was recognized on the cash basis for restructured loans performing under the terms of the restructured agreement.

     (E)  Loans Held for Sale
          -------------------

          Loans held for sale are recorded at the lower of amortized cost or market value. Gains or losses from sales of mortgage loans are recognized at the time of sale by comparing the net sales proceeds to the net carrying value of the asset sold. For loans sold with servicing retained, normal servicing fees are included in non-interest income.

               On January 1, 1996, the Partnership adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," which requires that enterprises such as commercial banks and thrift institutions that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. The total cost of originating or purchasing mortgage loans is allocated between the loan and the servicing rights, based on their relative fair values. The recorded value of mortgage servicing rights is amortized over the estimated life of the loans, based on market factors. The carrying value of mortgage servicing rights is periodically measured based on the actual prepayment experience and market factors; an allowance is booked when an impairment is indicated. The adoption did not have a material effect on the Partnership's financial statements.

     (F)  Provisions for Possible Loan Losses
          -----------------------------------

          Provisions for losses are charged to operations based upon management's periodic evaluation of potential losses in the loan portfolio. In addition to providing valuation allowances on specific assets, Eureka establishes a general valuation allowance and evaluates the adequacy of the allowance based on Eureka's past loan loss experience, known and inherent risks in the portfolio, estimated value of any underlying collateral and current and prospective economic conditions. However, the allowance for losses is subjective and may be adjusted in the future depending upon economic conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review Eureka's allowance for losses on loans. Such agencies may require Eureka to recognize additions to the allowance based on their judgment and information available to them at the time of their examination. Management believes that the allowance for losses on loans is adequate.

     (G)  Premises and Equipment
          ----------------------

          Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of premises and equipment is generally computed using the straight-line method over the estimated useful lives of the assets except for leasehold improvements which is computed using the shorter of the straight-line method over the remaining terms of the leases or the estimated useful life of the asset. The estimated useful life is 32 years or less for premises and leasehold improvements, and seven years or less for equipment. Improvements are capitalized and maintenance and repairs are charged to expense.

     (H)  Real Estate
          -----------

          Real estate held for investment is recorded at the lower of cost or net realizable value. Real estate acquired through foreclosure and real estate held for sale are recorded at the lower of cost or estimated fair market value, less estimated disposition costs. Costs related to the development and improvement of the properties are capitalized. Valuations, based on market information, are performed periodically by management and an allowance for losses is established by a charge to operations, if determined necessary.

     (I)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          --------------------------------------------------------------------
          Of
          --
          On January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The adoption did not have a material effect on the Partnership's financial statements.

     (J)  Income Taxes
          ------------

          The Partnership is a limited partnership for federal income and state franchise tax purposes. Accordingly, the Partnership is not subject to federal income and state franchise taxes. Instead, the Partners are required to report their allocable share of the taxable income, gain, loss and other Partnership items in their individual tax returns.

               The consolidated financial statement provision (benefit) for income taxes relates to the Partnership's subsidiary, AFEH and its subsidiaries. AFEH and its subsidiaries file calendar year consolidated federal income and combined California franchise tax returns. Deferred tax assets and liabilities are recorded for estimated future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

               Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences giving rise to such assets and liabilities are expected to be realized or settled. A valuation allowance is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized based on a review of available evidence. The allowance is subject to ongoing adjustments based on changes in circumstances that affect management's assessment of the realizability of the deferred tax assets. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense (benefit).

     (K)  Interest Rate Exchange Agreements
          ---------------------------------

          The Partnership adopted SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," on December 31, 1994. The adoption of SFAS No. 119 did not have a material effect on the Partnership's financial statements. Eureka uses interest rate exchange agreements ("swaps") for purposes other than trading, which are intended to reduce the impact of future fluctuations in interest rates on fixed rate loans funded by variable rate liabilities. A swap is an agreement between two parties in which one party exchanges cash payments based on a floating rate of interest for a counterparty's cash payment based on a fixed rate or a different indexed floating rate of interest calculated on a notional principal amount. The net interest received or paid on these contracts is reflected as an adjustment to interest income on loans receivable.

     (L)  Goodwill
          --------

          The cost in excess of net assets from branch acquisitions is recorded as goodwill and amortized using the straight-line method over a period of seven years, which represents the estimated period of benefit.

     (M)  Recent Accounting Pronouncements
          --------------------------------

          In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement establishes standards under which, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and shall be applied prospectively. However, in December 1996, the FASB issued Statement of Financial Accounting Standards No. 127 (SFAS No. 127) "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which defers the effective date of certain provisions of SFAS No. 125 for one year. Management does not expect the adoptions of SFAS No. 125 and SFAS No. 127 to have a material effect on the Partnership's financial statements.

3.   Assistance Agreement
     --------------------

     Under the terms of the Assistance Agreement between Eureka and the Federal Deposit Insurance Corporation ("FDIC") entered into in 1988 in connection with the assisted acquisition of the assets and liabilities of Eureka Federal Savings and Loan Association, $50 million in preferred stock was issued to the FDIC. In 1993, $30 million of the preferred stock was redeemed by the FDIC. The $20 million in non-voting Series A Preferred Stock which remains outstanding is mandatorily redeemable in 1997 and 1998 in the amount of $10 million each year, and has a liquidation value of $100 per share. The holder of this preferred stock is not entitled to dividends. The preferred stock is being accreted through the redemption dates of 1997 and 1998, and the accretion is recorded as interest expense on other borrowings. The accretion for the years ended December 31, 1996, 1995 and 1994 totaled $2.2 million, $1.9 million and $1.6 million, respectively, and is included in interest expense.

          Under the terms of the Assistance Agreement, after May 27, 1998, the FDIC may engage an independent appraiser to perform a fair value valuation of Eureka to determine if a final participation payment is due to the FDIC. Management believes that a liability for the final participation payment due under the terms of the Assistance Agreement is not required as of December 31, 1996. The Assistance Agreement also contains provisions for the distribution of any net sales proceeds among AFCA-5, BUC holders and the FDIC.

4.   Cash and Investments
     --------------------

     The Partnership is not required to maintain compensating cash balances for agreements with other financial institutions. Federal funds sold represent short-term instruments which are generally held overnight. At December 31, 1996, cash and amounts due from depository institutions included $1.0 million which is held on behalf of the FDIC according to the terms of the Assistance Agreement.

     Securities purchased under agreements to resell identical securities are carried at cost which approximates market value and are as follows:

                                                                     1996             1995
                                                                --------------   --------------
         Balance at December 31,                                  5.3 million     20.5 million
         Average balance during year                             13.7 million     12.8 million
         Maximum balance at any month-end                        44.4 million     22.5 million
         Weighted average days to maturity at December 31,            27 days           9 days
         Weighted average interest rate                                 5.41%            5.92%

   As of December 31, 1996, all of these repurchase agreements had original maturities of three months or less and were considered cash and cash equivalents. The underlying collateral for these agreements, which is held by a third party custodian, consisted of U. S. Treasury Notes and mortgage-backed securities.

   Investments held to maturity are as follows at December 31, 1995 (dollars in thousands):

                                                     Gross          Gross
                                     Amortized     unrealized     unrealized       Market
                                        cost         gains          losses         value
                                     ---------     ----------     ----------       ------
        U.S. Treasury Notes           $39,996       $      -         $  283       $ 39,713
                                      =======       ========         ======       ========














5.   Mortgage-Backed Securities
     ----------
     The following table summarizes mortgage-backed securities held at December 31, (dollars in thousands):

                                                    1996                                               1995
                              ----------------------------------------------     ------------------------------------------------
                                            Gross        Gross                                  Gross        Gross
                              Amortized   unrealized   unrealized     Market     Amortized    unrealized   unrealized     Market
                                 cost       gains        losses       value         cost        gains        losses       value
                              ---------   ----------   ----------    -------     ---------    ----------   ----------    --------
HELD TO MATURITY
----------------
 FHLMC                         $112,868     $  897       $   80      $113,685     $ 93,546      $  378       $   15      $ 93,909
 FNMA                           139,422      1,965        1,951       139,436      162,599       3,536        1,195       164,940
 Collateralized mortgage
   obligations                   42,209         12          309        41,912       61,430          69          485        61,014
  Other non-agency              335,607      1,395        1,645       335,357      446,195       3,050        1,115       448,130
                               --------     ------       ------      --------     --------      ------       ------      --------
                               $630,106     $4,269       $3,985      $630,390     $763,770      $7,033       $2,810      $767,993
                               ========     ======       ======      ========     ========      ======       ======      ========

  Weighted average yield           7.02%                                              7.15%
                                   =====                                            ======

 AVAILABLE FOR SALE
-------------------
 GNMA                          $ 30,157     $  510       $    -      $ 30,667     $ 37,103      $  634       $    -      $ 37,737
 Collateralized mortgage
   obligations                   14,570          -          748        13,822       14,818           -          523        14,295
                               --------     ------       ------      --------     --------      ------       ------      --------
                               $ 44,727     $  510       $  748      $ 44,489     $ 51,921      $  634       $  523      $ 52,032
                               ========     ======       ======      ========     ========      ======       ======      ========

 Weighted average yield            6.81%                                              6.77%
                                   ====                                               ====

     The following table sets forth the contractual maturities, amortized costs, market values and weighted average yields for the Partnership's mortgage-backed securities at December 31, 1996 (dollars in thousands):

                                                                Held to Maturity              Available for Sale
                                                        -------------------------------   ------------------------------
                                                                               Weighted                         Weighted
                                                        Amortized    Market     average   Amortized   Market     average
                                                           cost      value       yield       cost     value       yield
                                                        ---------   --------   --------   ---------   -------   --------
 Due within one year through five years                  $ 65,781   $ 65,780     6.53%     $     -    $     -        -%
 Due after five years through ten years                     5,868      5,970     7.50%           -          -        -%
 Due after ten years through twenty years                  68,178     67,741     6.80%      14,570     13,822     6.22%
 Due after twenty years                                   490,279    490,899     7.75%      30,157     30,667     7.10%
                                                         --------   --------               -------    -------
                                                         $630,106   $630,390     7.02%     $44,727    $44,489     6.81%
                                                         ========   ========               =======    =======

     The following table summarizes mortgage-backed securities pledged as collateral at December 31, (dollars in thousands):

                                                                      1996                      1995
                                                           -----------------------    ----------------------
                                                            Amortized      Market     Amortized      Market
                                                              cost         value        cost         value
                                                           ----------     --------    ---------     --------
     Mortgage-backed securities pledged for:
       Securities sold under agreements to repurchase        $ 47,839     $ 46,472    $ 215,459     $217,338
       Interest rate exchange agreements                       11,578       12,143       15,902       16,653
       FHLB advances                                           84,297       83,818      277,948      278,145
                                                             --------     --------    ---------     --------
                                                             $143,714     $142,433    $ 509,309     $512,136
                                                             ========     ========    =========     ========

6.   Loans Receivable
     ----------------

     The following table summarizes loans receivable at December 31, (dollars in thousands):

                                                                  1996           1995
                                                               ----------     ----------
         Real estate loans:
           1-4 family residential                              $1,254,293     $1,284,282
           Second mortgage                                         24,700         17,983
           Multi-family residential                                67,122         54,595
           Commercial property and land loans                      59,574         75,022
                                                               ----------     ----------
              Total real estate loans                           1,405,689      1,431,882
                                                               ----------     ----------
         Consumer loans:
           Revolving credit and overdrafts                            744            781
           Other installment loans                                  2,522          3,205
           Loans secured by savings accounts                          599            615
           Timeshare                                                  633          1,254
                                                               ----------     ----------
              Total consumer loans                                  4,498          5,855
                                                               ----------     ----------
         Total loans                                            1,410,187      1,437,737
           Less:  Unearned loan fees (deferred costs)              (1,284)        (1,231)
                  Discounts and premiums, net                         567            508
                  Allowance for losses                              7,051          6,878
                                                               ----------     ----------
         Total loans, net                                       1,403,853      1,431,582
            Less:  Loans held for sale                                370            403
                                                               ----------     ----------
         Loans receivable, net                                 $1,403,483     $1,431,179
                                                               ==========     ==========
         Weighted average interest rate                              7.78%          7.70%
                                                                     ====           ====

     The above classifications are net of participation interests sold and loans serviced for others. Eureka was servicing mortgage loans for others with principal balances totaling approximately $246 million, $263 million and $253 million at December 31, 1996, 1995 and 1994, respectively. Servicing fee income from loans serviced for others totaled $613,000, $663,000 and $659,000 for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, mortgage loans with principal balances approximating $318 million were pledged to the FHLB of San Francisco as collateral for other borrowings with the FHLB and as collateral for future additional borrowings.

     Credit Risk and Concentration
     -----------------------------

     Eureka's loan portfolio consists principally of mortgage loans secured by residential property in California and consumer loans extended to Eureka's retail customers within Northern California. Eureka's lending activities are focused primarily on loans secured by 1-4 family residential properties located primarily in Northern California. Beginning in 1990, Eureka purchased fixed and adjustable rate residential mortgage loans which met Eureka's credit and underwriting standards from mortgage banks and savings institutions. These purchases supplemented Eureka's internal loan production. Eureka's wholesale loan origination system was established during 1995, and enables Eureka to add assets that meet its credit quality guidelines within its market area.

     As of December 31, 1996, Eureka's portfolios of multi-family and commercial real estate loans are highly seasoned and have a very low delinquency rate. Concentration risk is also limited as the average loan size is approximately $282,000 for multi-family and $359,000 for commercial loans.

   The following table shows Eureka's investment in loans for which impairment has been recognized or restructured in accordance with SFAS No. 114 and SFAS No. 118 at December 31, (dollars in thousands):

                                                1996                                1995
                                 ----------------------------------  ----------------------------------
                                  Recorded     Average    Interest    Recorded     Average    Interest
                                 Investment  Investment  Recognized  Investment  Investment  Recognized
                                 ----------  ----------  ----------  ----------  ----------  ----------
Impaired loans without
 valuation allowances:
   1-4 family                      $2,410      $1,692        $38       $3,388       $2,400       $ 18
   Multi-family                         -           -          -            -            -          -
   Commercial real estate               -         271          -        1,767        1,880         92
                                   ------      ------        ---       ------       ------       ----
                                    2,410       1,963         38        5,155        4,280        110
Impaired loans with
 valuation allowances:
   1-4 family                         586         393          -           45          125          -
   Commercial real estate               -       1,028          -        1,145          574          -
   Allowance for credit loss         (115)       (199)         -         (311)        (246)         -
                                   ------      ------        ---       ------       ------       ----
                                      471       1,222          -          879          453         -
                                   ------      ------        ---       ------       ------       ----
      Total                        $2,881      $3,185        $38       $6,034       $4,733       $110
                                   ======      ======        ===       ======       ======       ====

                                                1994
                                 ------------------------------------
                                  Recorded     Average      Interest
                                 Investment  Investment    Recognized
                                 ----------  -----------   ----------
Impaired loans without
 valuation allowances:
   1-4 family                       $5,239      $4,183         $  51
   Multi-family                          -          67             -
   Commercial real estate            2,377       1,445             6
                                    ------      ------    ----------
                                     7,616       5,695            57
Impaired loans with
 valuation allowances:
   1-4 family                          390         195             -
   Commercial real estate                -           -             -
   Allowance for credit loss          (125)        (79)            -
                                    ------      ------    ----------
                                       265         116             -
                                    ------      ------    ----------
      Total                         $7,881      $5,811         $  57
                                    ======      ======    ==========

          The allowance for credit losses for impaired loans was included in the total allowance for loan losses at December 31, 1996, 1995 and 1994. Non-accrual loans were $4.4 million, $6.4 million and $8.3 million at December 31, 1996, 1995 and 1994, respectively. Interest income which was not recognized on non-accrual loans totaled $216,000, $394,000 and $790,000 for 1996, 1995 and 1994, respectively.












7.   Allowance for Loan Losses
     -------------------------

     The following table summarizes the activity in the allowance for losses on loans (dollars in thousands):

                                       Real Estate Loans        Timeshare Loans
                                     ---------------------   ---------------------
                                     Amount     % of Total   Amount     % of Total
                                     -------    ----------   -------    ----------
        December 31, 1993            $ 5,944         .39%    $ 1,653       45.60%
                                                     ===                   =====
          Provision for losses           540                      60
          Charge-offs                 (1,029)                   (151)
          Recoveries                      30                      64
          Transfers                     (133)                      -
          Reductions/(1)/                  -                    (515)
                                     -------                 -------
        December 31, 1994              5,352         .38%      1,111       50.29%
                                                     ===                   =====
          Provision for losses           370                       5
          Charge-offs                   (312)                   (100)
          Recoveries                       6                      91
          Transfers                      690                       -
          Reductions/(1)/                  -                    (468)
                                     -------                 -------
        December 31, 1995              6,106         .43%        639       50.94%
                                                     ===                   =====
          Provision for losses           962                       3
          Charge-offs                   (518)                    (46)
          Recoveries                       -                      33
          Transfers                       71                      (3)
          Reductions/(1)/                  -                    (256)
                                     -------                 -------
        December 31, 1996            $ 6,621         .47%    $   370       58.49%
                                     =======         ===     =======       =====
        Ratio of net charge-offs
          to average gross loans
          during 1996                                .04%                   1.33%
                                                     ===                    ====
                                         Consumer Loans          Total Loans
                                     ---------------------   ---------------------
                                     Amount     % of Total   Amount     % of Total
                                     -------    ----------   -------    ----------
        December 31, 1993            $ 1,859        7.50%    $ 9,456       .61%
                                                    ====                  ====
          Provision for losses           646                   1,246
          Charge-offs                 (1,395)                 (2,575)
          Recoveries                     272                     366
          Transfers                      (25)                   (158)
          Reductions/(1)/                  -                    (515)
                                     -------                 -------
        December 31, 1994              1,357        6.46%      7,820       .54%
                                                    ====                  ====
          Provision for losses           418                     793
          Charge-offs                 (1,331)                 (1,743)
          Recoveries                     500                     597
          Transfers                     (811)                   (121)
          Reductions/(1)/                  -                    (468)
                                     -------                 -------
        December 31, 1995                133        2.93%      6,878       .48%
                                                    ====                  ====
          Provision for losses             -                     965
          Charge-offs                    (57)                   (621)
          Recoveries                      52                      85
          Transfers                      (68)                      -
          Reductions/(1)/                  -                    (256)
                                     -------                 -------
        December 31, 1996            $    60        1.56%    $ 7,051       .50%
                                     =======        ====     =======      ====
        Ratio of net charge-offs
          to average gross loans
          during 1996                                 11%                  .04%
                                                    ====                  ====

8.   Accrued Interest Receivable
     ---------------------------

     The following table summarizes accrued interest receivable at December 31, (dollars in thousands):

                                              1996       1995
                                            -------    -------
            Investments                     $    41    $   331
            Mortgage-backed securities        4,511      5,464
            Loans                             7,665      7,705
                                            -------    -------
                                            $12,217    $13,500
                                            =======    =======

-----------------------------
(1) Reductions are due to principal payoffs and remittances of pre-acquisition originated loans.

9.   Premises and Equipment
     ----------------------

    Premises and equipment are summarized as follows at December 31, (dollars in thousands):

                                                      1996        1995
                                                    ---------   ---------
Land                                                $  1,444    $  1,444
Buildings and improvements                             6,563       6,556
Leasehold improvements                                 4,463       4,366
Furniture and equipment                                9,664       9,505
                                                    --------    --------
                                                      22,134      21,871
Less accumulated depreciation and amortization       (13,246)    (12,336)
                                                    --------    --------
                                                    $  8,888    $  9,535
                                                    ========    ========

10.  Federal Home Loan Bank Stock
     ----------------------------

     Eureka is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid single family mortgage loans and similar obligations at the end of each calendar year, or 5% of its advances (borrowings) from the FHLB of San Francisco. Eureka was in compliance with this requirement at December 31, 1996 and 1995, respectively.

11.  Real Estate Held for Sale or Investment
     ---------------------------------------

     Real estate held for sale or investment includes the following at December 31, (dollars in thousands):

                                                          1996       1995
                                                         ------    -------
            Real estate held for sale or investment      $1,628     $2,686
            Allowance for loss on real estate held
              for sale or investment                       (300)      (300)
                                                         ------     ------
                                                         $1,328     $2,386
                                                         ======     ======

     The operating income (loss) for real estate held for sale or investment was ($245,416), ($812,471) and $246,942 in 1996, 1995 and 1994, respectively.
     Activity in the allowance for losses on real estate held for sale or investment is as follows for the years ended December 31, (dollars in thousands):

                                     1996      1995      1994
                                     -----   --------   ------
        Balance at January 1,        $ 300   $ 1,005    $  880
        Provision for losses             -       700       125
        Charge-offs                      -    (1,405)        -
                                     -----   -------    ------
        Balance at December 31,      $ 300   $   300    $1,005
                                     =====   =======    ======




12. Real Estate Owned
    -----------------

    At December 31, 1996 and 1995, net real estate owned through foreclosure amounted to $1.4 million and $2.5 million, respectively. Activity in the allowance for losses on real estate owned is as follows for the years ended December 31, (dollars in thousands):

                                      1996     1995     1994
                                     -----    -----    -------
        Balance at January 1,        $ 198    $ 745    $ 1,031
        Provision for losses           282       90        742
        Net charge-offs               (363)    (637)    (1,028)
                                     -----    -----    -------
        Balance at December 31,      $ 117    $ 198    $   745
                                     =====    =====    =======

13.  Customer Deposits
     -----------------

    Customer deposits were comprised of the following at December 31, (dollars in thousands):

                                               1996                                       1995
                                --------------------------------------    ---------------------------------------
                                                           Weighted                                  Weighted
                                               % of        Average                        % of       Average
                                  Amount       Total     Interest Rate      Amount       Total     Interest Rate
                                ----------   ---------   -------------    ----------   ---------   --------------
Interest checking
 accounts 1.00% to 4.00%        $  145,591       7.91%            1.67%   $  119,480       7.01%            1.12%
Non-interest checking
 accounts                            5,805       0.32                -         4,249       0.25                -
Money market accounts
 2.05% to 4.27%                    426,757      23.19             3.87%      321,159      18.84             3.40%
Passbook accounts 2.00%             39,326       2.13             2.00%       40,206       2.36             2.00%
                                ----------     ------                     ----------     ------
                                   617,479      33.55                        485,094      28.46
                                ----------     ------                     ----------     ------
Time certificates:
  4.00% or less                     84,669                                   132,088
  4.01 to  6.00%                   997,753                                   814,442
  6.01 to  8.00%                   125,281                                   257,054
  8.01 to 10.00%                    14,914                                    15,438
 10.01 to 12.00%                         8                                         7
 12.01 to 14.00%                       202                                       181
 14.01 to 16.00%                       179                                       162
                                ----------     ------                     ----------     ------
   Total time certificates       1,223,006      66.45             5.35%    1,219,372      71.54             5.40%
                                ----------     ------                     ----------     ------
                                $1,840,485     100.00%            4.63%   $1,704,466     100.00%            4.63%
                                ==========     ======                     ==========     ======

  There were no brokered deposits at December 31, 1996 and 1995. The aggregate amounts of time certificates of $100,000 or more were $273.2 million and $250.0 million at December 31, 1996 and 1995, respectively. Accrued interest on deposits at December 31, 1996 and 1995 amounted to $1.1 million and $1.3 million, respectively.

  The following table summarizes customer deposits by remaining maturity at December 31, (dollars in thousands):

                                                  1996          1995
                                               -----------   -----------
      No contractual maturity                   $  617,479    $  485,094
      Maturity within one year                     934,486       853,558
      1 to 2 years                                 222,701       278,141
      2 to 3 years                                  41,764        59,591
      3 to 4 years                                  11,091        16,229
      4 to 5 years                                  11,670        10,491
      Thereafter                                     1,294         1,362
                                                ----------    ----------
                                                $1,840,485    $1,704,466
                                                ==========    ==========









   Interest expense is summarized as follows for the period ending December 31, (dollars in thousands):

                                                     1996          1995         1994
                                               ----------    ----------   ----------
      Checking                                 $    1,599    $    1,302      $ 1,435
      Money market/passbook                        14,293        10,122        9,228
      Time certificate                             66,090        64,348       53,136
                                               ----------    ----------   ----------
                                               $   81,982    $   75,772      $63,799
                                               ==========    ==========   ==========

14. Securities Sold Under Agreements to Repurchase
    ----------------------------------------------

Securities sold under agreements to repurchase identical securities are as follows:

                                                                                    1996              1995
                                                                           -------------    --------------
     Balance at December 31,                                                44.4 million     206.9 million
     Market value at December 31,                                           44.4 million     206.9 million
     Average balance during year                                           109.7 million     404.4 million
     Maximum balance at any month-end                                      164.5 million     484.1 million
     Weighted average days to maturity at December 31,                           36 days           36 days
     Weighted average interest rate at December 31,                                 5.50%             5.74%
     Weighted average interest rate for the year                                    5.41%             6.04%

   The collateral for these agreements, which is held with a third party custodian, consisted of mortgage-backed securities with carrying values of $48.1 million and $217.1 million (including accrued interest of $0.3 million and $1.6 million) and market values of $46.5 million and $217.3 million at December 31, 1996 and 1995, respectively.

   Securities sold under agreements to repurchase had the following maturities at December 31, 1996: $19.3 million in 0 to 30 days; and $25.1 million in 31 to 60 days.

15. Other Borrowings
    ----------------

  The unused borrowing capacity with the FHLB of San Francisco at December 31, 1996 and 1995 was $226 million and $274 million, respectively. The following table summarizes FHLB advances at December 31, (dollars in thousands):

                                                                          Interest               Interest
                                                                 1996       Rate        1995       Rate
                                                               --------   ---------   --------   ---------
    Short-term fixed rate advances
        (maturing within one year)                             $ 49,298       5.61%   $277,706       5.73%
    Long-term fixed rate advances
        (maturing through 2002)                                $ 57,700       5.73%   $ 32,381       5.99%
    Average balance during year                                $201,775               $ 85,117
    Maximum balance at any month-end                           $305,878               $340,500
    Mortgage-backed securities pledged as collateral
        for other borrowings                                   $ 85,000               $280,000
    Weighted average interest rate at December 31,                 5.67%                  5.76%
    Weighted average interest rate for the year                    5.60%                  5.97%

16.  Interest Rate Exchange Agreements
     ---------------------------------

  The Partnership has entered into interest rate exchange agreements to reduce the impact of future fluctuations in interest rates on fixed rate loans funded by variable rate liabilities. The floating rates to be received by the Partnership under the terms of the above agreements are reset monthly, quarterly or semi-annually and are indexed to the FHLB Eleventh District cost of funds index or the three or six month London Interbank Offered Rate ("LIBOR"). Interest rate exchange agreements outstanding per contractual terms are as follows at December 31, (dollars in thousands):

                                          1996                                             1995
                       --------------------------------------------        -----------------------------------------
                                     Weighted Average Interest Rate                   Weighted Average Interest Rate
                                     ------------------------------                   ------------------------------
                         Notional          Pay           Receive             Notional        Pay           Receive
Year of Maturity          Amount         (Fixed)        (Floating)           Amount        (Fixed)        (Floating)
                        ----------       --------       ----------           -------       --------       ----------
     1996                $     -              - %             - %           $45,000           8.12%            5.72%
     1997                  40,000           8.87%            5.21%           40,000           8.87%            5.58%
     1998                  10,000           8.57%            5.56%           10,000           8.57%            5.83%
     1999                  30,000           7.89%            5.56%           30,000           7.89%            5.90%
                          -------                                            ------
                           80,000           8.47%            5.39%          125,000           8.34%            5.73%

                                            Pay            Receive                            Pay            Receive
                                         (Floating)       (Floating)                       (Floating)       (Floating)
                                          -------         ---------                         ---------        ---------
     1997                  20,000           5.52%            5.39%           20,000           5.91%            5.66%
                          -------                                           -------
                           20,000           5.52%            5.39%           20,000           5.91%            5.66%
                         --------                                           -------
                         $100,000           7.86%            5.39%          $145,000          8.00%            5.72%
                         ========                                           ========



  In 1993, Eureka established a liability and recorded a charge to earnings of $20.4 million related to interest rate exchange agreements that were no longer deemed effective as hedges. During the year ended December 31, 1996, a net credit of $0.3 million to non-interest expense was recorded to decrease the interest rate exchange agreements liability for the effect of interest rate fluctuations throughout the year on the market value of obligations deemed ineffective as hedges. During the year ended December 31, 1995, Eureka recorded a provision of $1.9 million to increase the interest rate exchange agreements liability to reflect the effect of interest rate decreases on the market value of obligations. The exchange agreements liability totaled $1.2 million and $3.4 million at December 31, 1996 and 1995, respectively. Net interest payable on exchange agreements was $0.6 million and $0.7 million at December 31, 1996 and 1995, respectively, and was included in other liabilities and accrued expenses.

    Net interest paid or accrued on interest rate exchange agreements of approximately $0.8 million, $2.4 million and $6.3 million was included as an adjustment to interest income on loans for the years ended December 31, 1996, 1995, and 1994, respectively.

    The Partnership's credit exposure associated with non-performance of counterparties is controlled by the Partnership's credit policies. All agreements are with primary government securities dealers. The Partnership does not require collateral to support the credit exposure related to these financial instruments.

17.  Income Taxes
     ------------

  The Partnership files calendar year federal and state Partnership information returns, reporting its operations on an accrual basis. The consolidated financial statement provisions for income tax for the years ended December 31, 1996, 1995 and 1994 relate to the Partnership's subsidiary, AFEH and its subsidiaries. AFEH and its subsidiaries file calendar year consolidated federal income and combined California franchise tax returns.

    Eureka determined its bad debt deduction using the experience method in 1995 and 1994. Effective 1996, Eureka is allowed a bad debt deduction equal to actual net charge-offs for federal tax purposes and continues to use the experience method for California tax purposes.

  The income tax provisions for the years ended December 31, 1996, 1995 and 1994 consist of (dollars in thousands):

                              1996                             1995                        1994
                 --------------------------------   --------------------------   -------------------------
                   Federal     State       Total     Federal    State    Total    Federal    State    Total
                  ---------   --------   ---------   --------   ------   ------   --------   ------   ------
   Current        $    364    $   131    $    495      $ 353    $ 143    $ 496       $ 77    $  72    $ 149
   Deferred        (19,649)    (1,716)    (21,365)      (353)    (143)    (496)       (77)     (72)    (149)
                  --------    -------    --------      -----    -----    -----       ----    -----    -----
                  $(19,285)   $(1,585)   $(20,870)     $   -    $   -    $   -       $  -    $   -    $   -
                  ========    =======    ========      =====    =====    =====       ====    =====    =====

  AFEH's expected income tax rate for 1996, 1995 and 1994 differs from the actual effective income tax rate as a result of the following:

                                            1996       1995      1994
                                          ---------   -------   -------
   Tax at statutory rate                    34.00%     35.00%    35.00%
   State tax net of federal benefits         8.30       7.50      7.50
   Increases (reductions)
    Non-deductible amortization              4.00       2.30      2.50
    Change in valuation allowance         (248.40)    (44.40)   (46.60)
    Other, net                               4.10      (0.40)     1.60
                                          -------     ------    ------
   Effective income tax rate              (198.00%)     0.00%     0.00%
                                          =======     ======    ======

  Deferred tax assets are initially recognized for net operating loss and tax credit carryforwards and differences between the financial statements carrying amount and the tax bases of assets and liabilities which will result in future deduction amounts. A valuation allowance is established to reduce the deferred tax assets to the level at which it is more likely than not that the tax benefits will be recognized.

  Components of net deferred tax assets at December 31, (dollars in thousands):

                                                                                  1996          1995
                                                                                ---------     ---------
   Deferred tax assets:
         Purchase accounting adjustments                                          $  2,165    $  2,654
         Excess book accumulated depreciation and amortization                         937         697
         Unrecognized built-in losses                                                  168          30
         Alternative minimum tax credit                                              1,382       1,277
         Investment tax credit                                                         667         667
         Net operating loss carryovers                                              72,425      77,614
         Other accrued expenses not deducted for tax purposes                        1,976       1,614
         Provision for loss on interest rate exchange agreements                       508       1,407
                                                                                  --------    --------
            Total gross deferred tax assets                                         80,228      85,960
            Less valuation allowance                                               (48,850)    (75,048)
                                                                                  --------    --------
   Deferred tax assets                                                              31,378      10,912
                                                                                  --------    --------

       Deferred tax liabilities:
         Tax bad debt reserves in excess of book                                     4,022       4,490
         Deferred income                                                             4,713       5,145
                                                                                  --------    --------
            Deferred tax liabilities                                                 8,735       9,635
                                                                                  --------    --------
         Net deferred tax assets                                                  $ 22,643    $  1,277
                                                                                  ========    ========

    Net operating loss carryforwards and investment tax credits generated by Eureka and its subsidiaries through the date Eureka was acquired by AFEH are available to offset future taxable income or income taxes of Eureka and its subsidiaries, but may not be used to offset future taxable income or income taxes of any other new member of the consolidated group. At December 31, 1996, pre-acquisition net operating loss carryforwards for federal income tax purposes amounted to $102 million and will expire in various years through 2002. At December 31, 1996, post-acquisition net operating loss carryforwards for federal income and state franchise tax purposes amounted to approximately $107 million and approximately $29 million, respectively, and will expire in various years through 2007 and 1997, respectively.

    At December 31, 1996, the Partnership has alternative minimum tax credit carryovers of $1.4 million and investment tax credit carryovers aggregating approximately $667,000 which expire in years 1998 through 2000. Such investment tax credit carryovers are subject to a 35% reduction under the Tax Reform Act of 1986.

18.  Benefit and Compensation Plans
     ------------------------------

  Benefit Plans
  -------------

  Eureka has a qualified, noncontributory defined benefit retirement plan (the "Plan") covering substantially all of its employees. Eureka "froze" the Plan effective January 1, 1994. Prior to that date, the benefits were based on the average of the highest five consecutive annual salaries of the ten years preceding age 65. An employee became fully vested upon completion of five years of qualifying service. It is the policy of Eureka to fund the minimum amount required.

    Due to the Plan's frozen status, no additional benefits will accrue in the Plan after January 1, 1994. All Plan participants became fully vested in their accrued benefits on this date. Eureka may elect to terminate the frozen Plan at some point in the future according to its rights under the Plan. The Plan assets consist primarily of a well-diversified portfolio of equities and fixed income securities.

  The following table sets forth the Plan's funded status and amounts recognized in Eureka's consolidated balance sheet at December 31, (dollars in thousands):

                                                                                                       1996       1995
                                                                                                      -------     ------
       Actuarial present value of accumulated benefit obligation (all vested)                         $6,093      $6,260
       Fair value of Plan assets at December 31,                                                       6,387       6,261
                                                                                                      -------     ------
       Plan assets in excess of projected benefit obligation                                             294           1
       Unrecognized net loss from past experience different
        from that assumed, and effects of changes in assumptions                                         664         954
       Unrecognized prior service cost                                                                  (189)       (209)
       Unrecognized net transition asset                                                                  (7)        (10)
                                                                                                       ------      ------
       Total pension prepayment                                                                        $  762      $  736
                                                                                                       ======      ======

       Weighted average discount rate                                                                     7.5%          7%
       Expected long-term rate of return on assets                                                          8%          8%

  The components of net pension expense (recovery) for the years ended December 31, (dollars in thousands):

                                                                                            1996        1995        1994
                                                                                           ------      ------    --------
       Interest cost on projected benefit obligation                                       $  439      $  497      $  511
       Actual return on Plan assets                                                          (676)       (918)         63
       Net amortization and deferral                                                          211         425        (524)
                                                                                           ------      ------    --------
       Total pension expense (recovery)                                                    $  (26)     $    4      $   50
                                                                                           ======      ======    ========

    Beginning January 1, 1994, Eureka introduced a new retirement plan, the EurekaBank Service Investment Plan ("ESIP"), which covers substantially all of its employees. Through this plan, Eureka makes an annual retirement contribution to an ESIP account based on the participant's length of service which equals one percent of eligible pay per year up to a maximum contribution of four percent for four or more years of service provided that the participant must be employed on the last day of the year. Participants become 100% vested in their account after five years of service. The amount recorded as contribution expense for the ESIP totaled $478,200, $505,000 and $487,000 for 1996, 1995 and 1994, respectively, and was included in other liabilities at December 31, 1996 and 1995.

    Eureka also has a qualified 401(k) plan effective as of July 1, 1989, covering substantially all employees. Eureka's matching contributions to the 401(k) plan for the years ended December 31, 1996, 1995 and 1994 amounted to $433,484, $415,415 and $438,454, respectively. In addition, Eureka has a post retirement medical plan, and the expense totaled approximately $65,000, $59,500 and $45,000 for 1996, 1995 and 1994, respectively.

  Compensation Plans
  ------------------
  At December 31, 1996, the Partnership had two incentive compensation plans: the Long Term Incentive Plan ("LTIP" or, "Plan") and the Equity Appreciation Plan ("EAP").

    The LTIP as described in the Plan agreement, provides current and deferred compensation to full-time or part-time employees or directors, as approved by the board of directors of Eureka. The compensation is determined annually based on Eureka's return on average equity for the year. The compensation is paid over three subsequent years of which one-half is cash and one-half is BUCs. Calculation of the awards, the form and timing of payments and forfeitures are described in the Plan.

    In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," which established the accounting and reporting requirements for stock-based employee compensation plans. SFAS No. 123 specifies that stock-based compensation awards be recognized using the fair value of the equity instrument issued. SFAS No. 123 also permits an enterprise to continue to account for its stock-base compensation awards under the provisions of Accounting Principles Board Opinion No. 25 ("APBO No. 25"), "Accounting for Stock Issued to Employees."

    The Partnership has elected to continue to account for its LTIP under APBO No. 25. Compensation expense related to the LTIP amounted to $686,000, $784,000 and $591,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The compensation expense recorded in accordance with APBO No. 25 approximates the amount which would have been recorded in accordance with SFAS No. 123, therefore no pro forma information is presented.

    At December 31, 1996, there were 45,827 BUCs awarded under the LTIP that were not fully vested. There were no forfeitures for the 1996 and 1995 awards. A summary of cash and BUCs awards under the LTIP for 1996 and 1995 is as follows:

                                                          1996                         1995
                                            ------------------------------   ----------------------------
                                                             BUCs                           BUCs
                                                       ------------------              -------------------
                                              Cash     Number   Avg. Price     Cash     Number   Avg. Price
                                            --------   ------   ----------   --------   ------   ----------
        Awards granted                      $662,497   21,769      $30.425   $365,750   12,854       $28.44

        Weighted average price of BUCs
            granted during the year                                $30.425                           $28.44
                                                                ==========                       ==========

    During 1996, the EAP was implemented and eligible participants include Eureka officers, directors and select employees of Eureka and AFEH, as approved by the board of directors of Eureka. Participants receive cash compensation based on the appreciation in Eureka's equity from April 1, 1996 through March 31, 1999. Only participants that remain as employees or directors as of March 31, 1999 are eligible to receive awards. The cash awards may be paid between March 31, 1999 and March 31, 2006. Based on the provisions of the EAP and Eureka's equity appreciation, compensation expense for 1996 for the EAP was $983,141.

19.  Capital
     -------

   Capital Requirements
   --------------------

  The Office of Thrift Supervision ("OTS") requires that savings institutions satisfy three separate capital requirements: a leverage ratio of core capital to total adjusted assets of 3%, a tangible capital to total adjusted assets ratio of 1.5% and a risk-based capital to risk-weighted assets ratio of 8%. At December 31, 1996, Eureka's regulatory capital ratios exceeded the requirements and were as follows: 6.96% leverage ratio, 6.96% tangible capital ratio and 15.95% risk-based ratio.

    The most recent notification from the OTS categorized Eureka as well capitalized under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") regulatory framework for prompt corrective action. This capital classification is solely for purposes of federal regulatory capital adequacy purposes, and the administration of federal "prompt corrective action" requirements, and is not necessarily indicative of Eureka's actual financial condition. To be categorized as well capitalized, the institution must maintain the following: a leverage ratio of core capital to total adjusted assets of 5%, a Tier 1 risk-based capital to risk-weighted assets ratio of 6% and a risk-based capital to risk-weighted assets ratio of 10%. There are no conditions or events since that notification that management believes have changed Eureka's capital category.

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

20. Commitments and Contingencies
    -----------------------------
    The following lending and investment commitments were outstanding at December 31, (dollars in thousands):

                                                                   1996      1995
                                                                  -------   -------
     Commitments to originate fixed rate mortgage loans           $ 4,159   $ 2,857
     Commitments to originate adjustable rate mortgage loans      $43,368   $27,548
     Commitments to purchase mortgage loans                       $ 6,145   $21,300
     Commitments to sell mortgage loans                           $   500   $ 1,328

   There were no other outstanding commitments to purchase or sell securities at December 31, 1996 and 1995.

     Eureka is involved in various legal actions arising in the normal course of business. It is the opinion of management, after consultation with counsel, that resolution of these matters would not have a material adverse effect on the Partnership's consolidated financial condition or operations.

     Certain branch and office locations are leased by AFEH or Eureka under operating type leases expiring at various dates through the year 2008, except for one lease which expires in the year 2040. Related rental expense during 1996, 1995 and 1994 amounted to $4.8 million, $4.7 million and $4.9 million, respectively. Future minimum lease payments under terms of existing operating leases at December 31, 1996 are $4.8 million in 1997, $4.3 million in 1998, $3.7 million in 1999, $1.8 million in 2000, $1.2 million in 2001 and $7.2 million thereafter.

     At December 31, 1996, loans of approximately $10.2 million had been sold with recourse to repurchase if loans become 120 days delinquent or upon completion of the foreclosure process. These loans, which are secured by 1-4 family residential mortgages, are seasoned and were sold by Eureka prior to its acquisition by AFEH. Repurchases of loans sold with recourse amounted to less than $25,000 for the years ended December 31, 1996, 1995 and 1994. There were no foreclosures of these loans.

21.  Parent Company Only Financial Information (dollars in thousands)
     ----------------------------------------------------------------

                    CONDENSED BALANCE SHEETS                                 CONDENSED STATEMENTS OF INCOME
                    ------------------------                                 ------------------------------

                                      December 31,                                                      Years Ended December 31,
                               ------------------------                                               ----------------------------
                                  1996         1995                                                   1996       1995      1994

Assets:                                                               Income:
  Cash and cash
   equivalents                    $  2,560      $  1,829                Dividends from subsidiary       $10,800   $10,800   $ 8,100
  Investment in subsidiary                                              Income from short-term
    at cost plus equity in                                               investments                        115        85        64
     undistributed                                                                                       ------    ------     ------
     earnings
                                   174,715       154,148                                                 10,915    10,885     8,164
  Other assets                       2,727         2,721              Expenses:
                                  --------      --------
                                                                       Operating and admin-
      Total assets                $180,002      $158,698                  istrative                         420       420       408
                                  ========      ========                                                -------   -------   -------
Liabilities and partners'
capital:                                                              Earnings before
  Accounts payable                $    118      $    129                undistributed income
  Partners'                                                             of subsidiary                    10,495    10,465     7,756
   distributions
   payable                           2,437         2,437
                                  --------      --------
      Total
       liabilities                   2,555         2,566              Undistributed income
  Partners' capital                177,447       156,132               of subsidiary                     20,917     6,770     7,436
                                  --------      --------                                                -------   -------   -------
      Total
       liabilities                                                    Net income                        $31,412   $17,235   $15,192
       and partners'                                                                                    =======   =======   =======
       capital                    $180,002      $158,698
                                  ========      ========











                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                              Years Ended December 31,
                                                          ---------------------------------
                                                            1996        1995        1994
                                                          ---------   ---------   ---------
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                          $ 31,412    $ 17,235    $ 15,192
      Adjustments to reconcile net income to net
        cash used in operating activities:
        Equity in earnings of subsidiary                   (31,717)    (17,570)    (15,537)
        Other adjustments                                      (17)         14         (81)
                                                          --------    --------    --------
          Net cash used in operating activities               (322)       (321)       (426)
                                                          --------    --------    --------
    CASH FLOWS FROM INVESTING ACTIVITIES:
      Dividends from subsidiary                             10,800      10,800       8,100
                                                          --------    --------    --------
         Net cash provided by investing activities          10,800      10,800       8,100
                                                          --------    --------    --------
    CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions                                         (9,747)     (9,747)     (9,747)
                                                          --------    --------    --------
         Net cash used in financing activities              (9,747)     (9,747)     (9,747)
                                                          --------    --------    --------
    Increase (decrease) in cash and cash equivalents           731         732      (2,073)
    Cash and cash equivalents at beginning of period         1,829       1,097       3,170
                                                          --------    --------    --------
    Cash and cash equivalents at end of period            $  2,560    $  1,829    $  1,097
                                                          ========    ========    ========

22.  Transactions with Related Parties
     ---------------------------------

   The Partnership and AFEH paid or reimbursed AFCA-5 for certain costs and expenses incurred in connection with the operation of the Partnership including legal and accounting fees and other administrative costs. The amount of such expenses incurred by AFCA-5 and reimbursed by the Partnership or AFEH, was $446,370, $435,416 and $624,705 for the years ended 1996, 1995 and 1994, respectively.

     AFEH, Eureka and an affiliate of AFCA-5, America First Service Corporation ("AFSC"), have entered into a licensing agreement through which AFSC provides services to AFEH and Eureka which include economic and financial advice and consultation services. AFEH is committed to pay an annual fee equal to 0.5% of Eureka's interest income and other income without deduction for interest expense and other expenses. During 1996, 1995 and 1994, $850,112, $863,793 and $761,963, respectively, of the annual fees had been paid or accrued.

23.  Summary of Unaudited Quarterly Results of Operations
     ----------------------------------------------------

                                                            Summary of Unaudited Quarterly Results of Operations
                                                                        Year ended December 31, 1996
                                                               (dollars in thousands except per BUC amounts)
                                                          --------------------------------------------------------
                                                             First         Second         Third          Fourth
                                                            Quarter        Quarter       Quarter        Quarter
                                                          ------------   -----------   ------------   ------------
Interest income                                              $ 42,249      $ 40,389       $ 39,789       $ 39,571
Interest expense                                              (26,770)      (25,682)       (24,883)       (24,336)
                                                             --------      --------       --------       --------
Net interest income                                            15,479        14,707         14,906         15,235
Provision for loan losses                                        (408)         (372)           (71)          (114)
Non-interest income                                             1,419         1,931          1,708          3,342
Non-interest expense                                          (10,978)      (10,938)       (22,122)       (13,182)
                                                             --------      --------       --------       --------
Net income (loss) before income taxes                           5,512         5,328         (5,579)         5,281
Income tax benefit                                                  -             -              -        (20,870)
                                                             --------      --------       --------       --------
Net income (loss)                                            $  5,512      $  5,328       $ (5,579)      $ 26,151
                                                             ========      ========       ========       ========
Net income (loss) per BUC                                        $.82          $.79          $(.66)         $3.53
                                                             ========      ========       ========       ========



                                                            Summary of Unaudited Quarterly Results of Operations
                                                                        Year ended December 31, 1995
                                                               (dollars in thousands except per BUC amounts)
                                                          --------------------------------------------------------
                                                             First         Second         Third          Fourth
                                                            Quarter        Quarter       Quarter        Quarter
                                                          ------------   -----------   ------------   ------------
Interest income                                              $ 38,682      $ 39,855       $ 42,675       $ 42,428
Interest expense                                              (25,380)      (26,494)       (28,208)       (27,520)
                                                             --------      --------       --------       --------
Net interest income                                            13,302        13,361         14,467         14,908
Provision for loan losses                                        (164)         (188)          (235)          (206)
Non-interest income                                             2,028         2,877          2,307          2,211
Non-interest expense                                          (11,649)      (12,589)       (11,428)       (11,767)
                                                             --------      --------       --------       --------
Net income before income taxes                                  3,517         3,461          5,111          5,146
Provision for income taxes                                          -             -              -              -
                                                             --------      --------       --------       --------
Net income                                                   $  3,517      $  3,461       $  5,111       $  5,146
                                                             ========      ========       ========       ========
Net income per BUC                                               $.55          $.54           $.76           $.78
                                                             ========      ========       ========       ========

24.  Fair Value of Financial Instruments
     -----------------------------------

  SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of estimated fair values for financial instruments. Such estimates are subjective in nature, involving significant judgment regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain matters were changed. Major assumptions, methods, and fair value estimates for Eureka's financial instruments for 1996 and 1995 are set forth below.

  Cash and Short-Term Investments - The carrying amount was a reasonable
  -------------------------------
  estimate of fair value.

  Mortgage-Backed Securities - The fair value estimates for mortgage-backed
  --------------------------
  securities were based on quoted market prices or dealer quotes, and included the carrying value of accrued interest receivable which was a reasonable estimate of fair value.

  Loans Receivable - Fair value of real estate mortgage loans was estimated
  ----------------
  using a discounted cash flow method, adjusted for differences in credit risk and liquidity. Fair value estimates for real estate mortgage loans included the carrying value of accrued interest receivable which was a reasonable estimate of fair value.

  Other Financial Instrument Assets - Other financial instrument assets
  ---------------------------------
  consisted of an investment in FHLB stock, the carrying value of which was deemed a reasonable estimate of fair value.

  Deposit Liabilities - The carrying amount of deposits with no stated maturity
  -------------------
  date was a reasonable estimate of fair value. The fair value of time deposits (certificates of deposit) was estimated using a discounted cash flow methodology based on current market rates for wholesale borrowing alternatives, and included the carrying value of accrued interest payable which was a reasonable estimate of fair value.

  Borrowings - Borrowings consisted of securities sold under agreements to
  ----------
  repurchase and FHLB advances. The fair value was estimated using a discounted cash flow method based on current market rates for similar debt and maturities, and included the carrying value of accrued interest payable which was a reasonable estimate of fair value.

  Other Financial Instrument Liabilities - Other financial instrument
  --------------------------------------
  liabilities consisted of preferred stock and other financial liabilities, the carrying values of which were deemed a reasonable estimate of fair value.

  Interest Rate Exchange Agreements - The fair value of interest rate exchange
  ---------------------------------
  agreements was estimated using the average of current bid and ask rates for agreements of similar remaining terms, after considering the creditworthiness of the exchange agreements' counterparties. The carrying amount included the liability established based on the estimated fair value of the exchange agreements that were no longer deemed effective as hedges.

  Commitments to Extend Credit - In 1996 and 1995, commitments to extend credit
  ----------------------------
  were related to origination of residential and commercial mortgage loans. The fair value of such commitments was estimated using current market rates for loans with similar characteristics versus the committed rates.

  Franchise Value and Intangible Assets - The estimated value of Eureka's
  -------------------------------------
  financial instruments did not include certain material intangible assets. Management believes that the value of the deposit franchise and customer base was significant. In addition, the estimated fair values did not include the value of the portfolio of loans serviced for others.

  Estimated fair values of financial instruments at December 31, (dollars in thousands):

                                                                  1996                            1995
                                                      -----------------------------   ------------------------------
                                                      Carrying Amount    Fair Value    Carrying Amount    Fair Value
                                                      ----------------   -----------   ----------------   -----------
   Financial assets:
     Cash and short-term investments                       $   56,130    $   56,130         $   72,605    $   72,605
     Mortgage-backed securities                               679,106       679,859            861,262       867,010
     Loans receivable                                       1,411,519     1,416,826          1,439,290     1,451,495
     Other                                                     21,828        21,828             21,509        21,509

   Financial liabilities:
     Demand deposits                                          618,091       618,091            485,662       485,662
     Time deposits                                          1,223,464     1,225,196          1,220,707     1,223,090
     Borrowings                                               153,851       153,870            521,052       521,586
     Other                                                     18,377        18,377             16,245        16,245

   Off-balance sheet financial instruments:
     Interest rate exchange agreements liability               (1,234)       (2,246)            (3,385)       (5,455)
     Commitments to extend credit                                   -             8                  -            13
