Form 10-Q
period 1997-03-31
AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP
filed 1997-05-13
CIK 818789

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934

      For the quarterly period ended March 31, 1997 or

      Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

      For the transition period from              to
                                      -----------    ------------
     Commission File Number:  0-16918


             AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)


           Delaware                                             47-0713310
--------------------------------------------------------------------------------
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                           Identification No.)

1004 Farnam Street, Omaha, Nebraska                               68102
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

                                    FORM 10-Q

                                 March 31, 1997


                                TABLE OF CONTENTS


                                                                           PAGE
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets
           March 31, 1997 and December 31, 1996............................   1

           Consolidated Statements of Operations
           For the quarters ended March 31, 1997 and March 31, 1996........   2

           Consolidated Statement of Partners' Capital
           For the three months ended March 31, 1997.......................   3

           Consolidated Statements of Cash Flows
           For the three months ended March 31, 1997 and March 31, 1996....   4

           Notes to Consolidated Financial Statements......................   5


 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................   7

PART II.   OTHER INFORMATION

 Item 1.   Legal Proceedings...............................................  14

 Item 6.   Exhibits and Reports on Form 8-K................................  14

SIGNATURES.................................................................  16

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

------------------------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
------------------------------------------------------------------------------------------------
                                                             March 31, 1997    December 31, 1996
                                                             --------------    -----------------
Assets
    Cash and amounts due from depository institutions .....   $   22,574           $   30,827
    Federal funds sold ....................................       14,000               20,000
    Securities purchased under agreements to resell .......        8,037                5,300
    Mortgage-backed securities, net
       Held to maturity ...................................      592,108              630,106
       Available-for-sale .................................       43,007               44,489
    Loans receivable, net .................................    1,427,635            1,403,483
    Loans held for sale ...................................        1,404                  370
    Accrued interest receivable ...........................       12,521               12,217
    Premises and equipment, net ...........................        8,688                8,888
    Federal Home Loan Bank stock, at cost .................       22,180               21,827
    Real estate held for sale or investment, net ..........        1,328                1,328
    Real estate owned, net ................................        1,996                1,438
    Deferred tax assets, net ..............................       22,323               22,643
    Other assets ..........................................        5,261                6,135
---------------------------------------------------------------------------------------------

       Total Assets .......................................   $2,183,062           $2,209,051
---------------------------------------------------------------------------------------------
Liabilities and Partners' Capital
    Customer deposits .....................................   $1,890,504           $1,840,485
    Securities sold under agreements to repurchase ........           --               44,353
    Other borrowings ......................................       75,181              106,998
    Distributions payable .................................        2,437                2,437
    Other liabilities and accrued expenses ................       15,851               19,583
---------------------------------------------------------------------------------------------

       Total Liabilities ..................................    1,983,973            2,013,856
---------------------------------------------------------------------------------------------

Redeemable Preferred Stock; Series A, no par value;
       200,000 shares issued; $20 million liquidation value       18,347               17,748

Partners' Capital:
    General Partner .......................................        9,865                9,155
    Beneficial Unit Certificate (BUC) Holders
       6,010,589 BUCs authorized, issued and outstanding ..      170,877              168,292
---------------------------------------------------------------------------------------------

       Total Partners' Capital ............................      180,742              177,447
---------------------------------------------------------------------------------------------

Total Liabilities and Partners' Capital ...................   $2,183,062           $2,209,051
---------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY


--------------------------------------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands except per BUC amounts)
--------------------------------------------------------------------------------------
                                                        For the            For the
                                                     Quarter Ended      Quarter Ended
                                                     March 31, 1997     March 31, 1996
--------------------------------------------------------------------------------------
Interest income
    Interest and fees on loans .....................   $ 26,762            $ 27,215
    Interest on mortgage-backed securities .........     11,320              13,831
    Interest and dividends on investment ...........        871               1,202
--------------------------------------------------------------------------------------

       Total interest income .......................     38,953              42,248
--------------------------------------------------------------------------------------
Interest expense
    Interest on deposits ...........................     21,490              19,726
    Interest on borrowings .........................      1,612               6,520
    Preferred Stock accretion ......................        599                 523
--------------------------------------------------------------------------------------

       Total interest expense ......................     23,701              26,769
--------------------------------------------------------------------------------------
Net interest income before provision for loan losses     15,252              15,479
    Provision for loan losses ......................        252                 408
--------------------------------------------------------------------------------------

Net interest income after provision for loan losses      15,000              15,071
--------------------------------------------------------------------------------------
Non-interest income
    Deposit related fees ...........................        462                 469
    Loan related fees ..............................        295                 326
    Gain on disposition of loans, net ..............         62                  46
    Other income ...................................        897                 577
--------------------------------------------------------------------------------------

       Total non-interest income ...................      1,716               1,418
--------------------------------------------------------------------------------------
Non-interest expense
    Compensation and benefits ......................      5,813               5,415
    Occupancy and equipment ........................      1,904               2,225
    FDIC premiums and special assessments ..........        380               1,095
    Professional services ..........................        249                 326
    Advertising and promotion ......................        235                 230
    Provision for loss (recovery) on interest
       rate exchange agreements ....................       (136)               (469)
    Other ..........................................      1,877               2,155
--------------------------------------------------------------------------------------

       Total non-interest expense ..................     10,322              10,977
--------------------------------------------------------------------------------------

Income before income taxes .........................      6,394               5,512
    Provision for income taxes .....................        320                --
--------------------------------------------------------------------------------------

Net income .........................................   $  6,074            $  5,512
--------------------------------------------------------------------------------------
Net income allocated to:
    General Partner ................................   $    828            $    599
    BUC Holders ....................................      5,246               4,913
--------------------------------------------------------------------------------------

                                                       $  6,074            $  5,512
--------------------------------------------------------------------------------------

Net income per BUC .................................   $    .87            $    .82
--------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

----------------------------------------------------------------------------------------
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    For the Three Months Ended March 31, 1997
                             (dollars in thousands)
----------------------------------------------------------------------------------------

                                                     General
                                                     Partner    BUC Holders       Total
----------------------------------------------------------------------------------------
Balance at December 31, 1996 ....................   $   9,155    $ 168,292    $ 177,447
Net income ......................................         828        5,246        6,074
Cash distributions paid or accrued ..............         (33)      (2,404)      (2,437)
Direct charges:
      Net unrealized losses on available-for-sale
      mortgage-backed securities ................         (85)        (257)        (342)
----------------------------------------------------------------------------------------

Balance at March 31, 1997 .......................   $   9,865    $ 170,877    $ 180,742
----------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY


--------------------------------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
--------------------------------------------------------------------------------------------------------
                                                                       For the Three      For the Three
                                                                        Months Ended       Months Ended
                                                                       March 31, 1997     March 31, 1996
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income ...........................................................    $  6,074          $  5,512
Adjustments to reconcile net income to net cash
    provided by operating activities
    Amortization of:
      Investments and mortgage-backed securities net premium .........         633               652
      Loan premium ...................................................         109               214
      Intangibles ....................................................         290               329
    Proceeds from sale of loans originated and held for sale .........       3,431             2,376
    Originations of loans held for sale ..............................      (4,403)           (4,137)
    (Gain) loss on sale of real estate owned .........................         (21)               71
    Gain on disposition of mortgage loans ............................         (62)              (46)
    Provision for loan losses ........................................         252               408
    Provision for loss (recovery) on interest rate exchange agreements        (136)             (469)
    Net provision for income taxes ...................................         320                --
    Increase in accrued interest receivable ..........................        (304)             (349)
    Decrease in accrued interest payable .............................      (1,685)           (1,094)
    Depreciation and amortization of premises and equipment ..........         423               440
    Decrease (increase) in other assets ..............................         671              (959)
    Decrease in other liabilities ....................................      (1,900)           (1,754)
    Other, net .......................................................         217               223
--------------------------------------------------------------------------------------------------------

Total adjustments ....................................................      (2,165)           (4,095)
--------------------------------------------------------------------------------------------------------

    Net cash provided by operating activities ........................       3,909             1,417
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities
    Loans originated and held for investment .........................     (76,450)          (52,772)
    Purchases of mortgage-backed securities ..........................        --             (14,548)
    Purchases of real estate loans ...................................      (4,360)          (18,734)
    Purchases of premises and equipment ..............................        (258)             (224)
    Principal payments on mortgage-backed securities .................      38,504            55,412
    Principal payments on loans ......................................      55,279            78,301
    Proceeds from sale of Federal Home Loan Bank Stock ...............        --                 911
    Proceeds from sales of real estate owned .........................         360               832
    Other, net .......................................................          89               279
--------------------------------------------------------------------------------------------------------

    Net cash provided by investing activities ........................      13,164            49,457
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities
    Net increase in checking and saving accounts .....................      13,557            49,487
    Proceeds from issuance of certificates of deposits ...............      90,765            38,497
    Payments for maturing on early withdrawal
      of certificates of deposits ....................................     (54,304)          (39,120)
    Net decrease in short-term repurchase agreements .................     (44,353)          (51,867)
    Decrease in Federal Home Loan Bank advances ......................     (31,817)          (80,668)
    Capital distributions ............................................      (2,437)           (2,437)
--------------------------------------------------------------------------------------------------------

    Net cash used by financing activities ............................     (28,589)          (86,108)
--------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents ............................     (11,516)          (35,234)
Cash and cash equivalents at beginning of period .....................      56,127            72,316
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period ...........................    $ 44,611          $ 37,082
--------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information Non cash investing an financing activities:
    Additions to real estate acquired through foreclosure ............    $    948          $    734

    Loans made to facilitate the sale of real estate .................    $  6,748          $ 12,095

    Cash paid for interest (including interest credited) .............    $ 24,405          $ 27,420
    Cash paid for alternative income and minimum
        franchise taxes ..............................................    $    190          $    210
--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

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

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (primarily consisting of normal recurring accruals) necessary for a fair presentation of the Partnership's financial condition as of March 31, 1997, and the results of its operations for the quarters ended March 31, 1997 and 1996.

3. ALLOWANCE FOR LOAN LOSSES

   The Partnership recorded loan loss provisions of approximately $252,000 and $408,000 for the quarters ended March 31, 1997 and 1996, respectively. At March 31, 1997 and December 31, 1996, the allowance for loan losses was approximately $7.2 million and $7.1 million, respectively. Management believes that the allowance for loan losses was adequate given the composition, credit characteristics and loss experience of the loan portfolio.

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

   In 1993, the sustained decline in interest rates in the general economy and the resulting prepayment of mortgage loans associated with the interest rate exchange agreements caused Eureka to establish a liability based on the estimated fair value of interest rate exchange agreements that were no longer deemed effective as hedges. During the quarters ended March 31, 1997 and 1996, Eureka recorded to non-interest expense recoveries on interest rate exchange agreements of approximately $136,000 and $469,000, respectively, to reflect the effect of interest rate increases on the market value of Eureka's related obligations. The recorded liability for the interest rate exchange agreements totaled approximately $700,000 and $1.2 million at March 31, 1997 and December 31 1996, respectively. Net interest payable on interest rate exchange agreements was $409,000 and $600,000 at March 31, 1997 and December 31, 1996, respectively, and was included in other liabilities and accrued expenses.

   For the quarters ended March 31, 1997 and 1996, net interest expense on interest rate exchange agreements (after amortization of the interest rate exchange agreement liability of $397,000 and $658,000, respectively) totaled approximately $214,000 and $126,000, respectively. Net interest expense on interest rate exchange agreements is

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

   included as an adjustment to interest income on loans. The notional amount of interest rate exchange agreements outstanding was $80 million and $125 million at March 31, 1997 and 1996, respectively. The notional amount of interest rate exchange agreements outstanding at December 31, 1996 was $100 million.

5. INCOME TAXES

   The Partnership files calendar year federal and state Partnership information returns, reporting its operations on an accrual basis. The consolidated financial statement provisions for income tax for the quarters ended March 31, 1997 and 1996 relate to the Partnership's subsidiary, AFEH and its subsidiaries. AFEH and its subsidiaries file calendar year consolidated federal income and combined California franchise tax returns.

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

   The deferred tax valuation allowance adjustment is updated quarterly based on the expected net operating loss carryforwards which are more likely than not to be utilized.

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

--------------------------------------------------------------------------------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this Management's Discussion and Analysis section, certain discussions contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause the actual results of operations and other information to differ materially from those results of operations and other information discussed in those forward-looking statements. Those factors include fluctuations in interest rates, inflation, the impact of federal government legislation and regulations (including changes in legislation and regulation), and economic conditions and competition in the geographic and business area in which the Partnership conducts its operations. The forward-looking statements are made as of the date of this Form 10-Q and the Partnership undertakes no obligation to publicly update such forwarding-looking statements to reflect subsequent events or circumstances. The interim information discussed below should be read in conjunction with the Partnership's 1996 Form 10-K, in particular the forward-looking statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION

At March 31, 1997, Partnership assets were approximately $2.2 billion, approximately $26 million lower than at December 31, 1996, and consisted primarily of the assets and liabilities of Eureka. Significant changes in the composition of the balance sheet included the following:

- Net loans receivable, loans held for sale and net mortgage-backed securities ("MBS") decreased approximately $14 million during the three months ended March 31, 1997. The net decrease in the loan and MBS portfolios were primarily due to prepayments. During the three months ended March 31, 1997, Eureka originated (net of sales) $22 million and $55 million in retail and wholesale loans, respectively. Wholesale loan originations enable Eureka to add assets that meet its credit quality guidelines within its market area, and management believes that wholesale loan originations will continue to be a significant percentage of total originations through 1997. Mortgage loans purchased during the three months ended March 31, 1997 totaled $4 million. There were no MBS additions during the first quarter of 1997. Repayments of $54 million and $38 million were recorded in the mortgage loan and MBS portfolios, respectively, during the three months ended March 31, 1997.

- Retail deposits increased approximately $50 million since December 31, 1996, and totaled $1.9 billion at March 31, 1997. This increase is primarily due to deposit promotions and retention incentives. The increases were primarily in time deposits.

- Securities sold under agreements to repurchase and other borrowings decreased approximately $76 million during the first three months of 1997 from $151 million at December 31, 1996 to $75 million at March 31, 1997. As of March 31, 1997, other liabilities decreased approximately $3 million from December 31, 1996, primarily due to reductions of approximately $533,000 in the interest rate exchange agreement liability and $2.5 million for accrued interest on borrowings and interest rate exchange agreements, and other payables.

At March 31, 1997 and December 31, 1996, the loan-to-deposit ratio was 76%. Loans, MBS and federal funds sold comprised approximately 95% of Partnership assets at March 31, 1997 and December 31, 1996.

Cash distributions paid or accrued during the three months ended March 31, 1997 totaled $.40 per BUC, or an 8% per annum return based on original contributions of $20 per BUC. Future distributions are expected to be made principally from dividends paid to the Partnership by AFEH. AFEH funds these dividends by receipt of dividends from Eureka, the payment of which is subject to regulatory limitation. Accordingly, it is not possible to estimate the level of cash distributions to BUC Holders in the future.

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY


ASSET QUALITY

The allowance for loan losses was $7.2 million and $7.1 million, or .50% of loans outstanding at each of March 31, 1997 and December 31, 1996. Net non-performing assets (loans which were 90 or more days delinquent and real estate acquired through foreclosure) were approximately $5.0 million and $5.7 million, or .23% and .26% of total assets at March 31, 1997 and December 31, 1996, respectively. This compares favorably to 1.43% for non-performing assets as of December 31, 1996, for thrifts located in California as reported by the Office of Thrift Supervision ("OTS"). The allowance for loan losses as a percentage of non-performing loans was approximately 227% at March 31, 1997, compared to approximately 159% at December 31, 1996. Management believes that the allowance for loan losses is adequate given the composition, credit characteristics and loss experience of the loan portfolio.

The level of loans 30 days or more delinquent remained low at approximately $7.6 million or .53% of total loans at March 31, 1997, compared to approximately $7.4 million or .53% of total loans at December 31, 1996. This compares favorably to 2.55% for loans 30 days or more delinquent as of December 31, 1996, for thrifts located in California as reported by the OTS. Loans 30 days or more delinquent at March 31, 1997 were primarily mortgage loans collateralized by 1-4 family residences.

RESULTS OF OPERATIONS

Net income for the quarters ended March 31, 1997 and 1996 was approximately $6.1 million and $5.5 million, respectively. Net income per BUC for the quarters ended March 31, 1997 and 1996 was $.87 and $.82, respectively.

NET INTEREST INCOME

Net interest income before the provision for loan losses for the quarters ended March 31, 1997 and 1996, was approximately $15.3 million and $15.5 million, respectively.

Net interest income is the Partnership's principal income component and is determined by the relative levels of, and interest rates received on interest earning assets, and interest rates paid on interest bearing liabilities. Average interest earning assets were approximately $2.1 billion and $2.2 billion, respectively, for the quarters ended March 31, 1997 and 1996. The net interest margin, the net yield on average assets, for the three months ended March 31, 1997 was 2.70% compared to 2.58% for the same period a year earlier. The net interest margin improved in the first quarter of 1997 as compared to the first quarter of 1996, primarily as a result of a lower cost of funds due to the increase in retail deposits and reductions in other borrowings that have higher costs.

The net interest expense on interest rate exchange agreements was $214,000 and $126,000 for the quarters ended March 31, 1997 and 1996, respectively. The net interest received or paid on these contracts is reflected as an adjustment to interest income on loans receivable (see Note 4 of Notes to Consolidated Financial Statements).

PROVISION FOR LOAN LOSSES

The Partnership recorded loan loss provisions of approximately $252,000 and $408,000 for the quarters ended March 31, 1997 and 1996, respectively. Net loan charge-offs were $77,000 and $104,000 for the quarters ended March 31, 1997 and 1996, respectively. Of the total net charge-offs recorded during the quarter ended March 31, 1997, $16,000 were for the consumer loan portfolio and $61,000 were for mortgage loans. In the same period in 1996, consumer loan charge-offs were $13,000 and mortgage loan charge-offs were $91,000.

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY


Eureka's determination of the allowance for loan loss and the resulting provision for loan losses are based upon judgments and assumptions regarding various factors including general economic conditions, internal asset review findings, composition of the loan portfolio, historical loss experience and estimates of potential future losses. Management believes that it has provided an adequate valuation allowance to cover potential losses, particularly considering the low level of delinquencies and charge-offs experienced by Eureka over the past five years and continued adherence to strict credit quality control guidelines. The future loss experience related to changes in the economy and interest rate environment, however, cannot be predicted.

NON-INTEREST INCOME

The principal components of non-interest income are deposit and loan related fee income, gains on the disposition of loans and other income. Non-interest income totaled approximately $1.7 million for the quarter ended March 31, 1997, compared to $1.4 million for the same period in 1996.

Deposit and loan related fees for the quarter ended March 31, 1997 were approximately $757,000 compared to $795,000 for the same period in 1996.

Fixed rate loans which meet the FHLMC lending requirements, "conforming loans," are originated by Eureka for sale in the secondary mortgage market. The net gain from Eureka's loan sale activities was approximately $62,000 for the quarter ended March 31, 1997 on sales of loans of approximately $3.1 million. During the comparable period a year earlier, Eureka sold conforming loans with principal balances which totaled $2.6 million at a net gain of approximately $46,000.

Other non-interest income for the quarter ended March 31, 1997 was approximately $900,000, compared to $550,000 for the same period in 1996. Other non-interest income included rental income, fee income from Eureka Financial Services Inc. (a Eureka subsidiary licensed to sell mutual funds and insurance annuities), income from real estate held for investment, gain on sale of real estate foreclosed, and other non-operating income items. Other income includes $200,000 for the quarter ended March 31, 1997 for the reduction of previously established reserves no longer deemed necessary. No similar adjustments were recorded for the quarter ended March 31, 1996. The remainder of the increase in 1997 over 1996 is not attributable to any one specific item, but to several smaller items which aggregated approximately $150,000.

NON-INTEREST EXPENSE

The principal components of non-interest expense are compensation and benefits expense, occupancy and equipment expenses, FDIC insurance premiums, professional and advertising expenses, provision for loss (recovery) on interest rate exchange agreements and other administrative expenses. Non-interest expense was approximately $10.3 million and $11.0 million for the quarters ended March 31, 1997 and 1996, respectively.

Compensation and benefits expenses were approximately $5.8 million for the quarter ended March 31, 1997, compared to approximately $5.4 million for the quarter ended March 31, 1996. The increase from 1996 to 1997 is primarily due to increases in base compensation and incentive award accruals.

Non-interest expense for the quarter ended March 31, 1997 included adjustments to the interest rate exchange agreements liability established in 1993. During the quarters ended March 31, 1997 and 1996, recoveries of approximately $136,000 and $469,000, respectively, were recorded to reduce the interest rate exchange agreements liability to reflect the effect of interest rate increases on the market value of Eureka's obligations under the interest rate exchange agreements.

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY


Occupancy and equipment expenses totaled $1.9 million and $2.2 million for the quarters ended March 31, 1997 and 1996, respectively. The first quarter of 1996 expenses included a lease buy out and in addition, there were several lease expirations during 1996. FDIC insurance premiums, professional and advertising expenses, and other expenses were approximately $2.7 million for the quarter ended March 31, 1997, compared to $3.8 million for the same period in 1996. FDIC insurance premiums were approximately $290,000 in the first quarter of 1997, as compared to $966,000 in the same period in 1996. The reduction in FDIC insurance premiums was the result of the recapitalization of the Savings Association Insurance Fund ("SAIF"). See "Deposit Insurance and Other Matters" below.

PROVISION FOR INCOME TAXES

Due to the net operating loss carryforwards available to AFEH arising from the acquisition of Eureka, AFEH does not expect to pay any regular income taxes in 1997. AFEH's alternative minimum taxes totaled $190,000 for the quarter ended March 31, 1997. Alternative minimum taxes paid by AFEH are recorded as prepaid expenses in other assets as they result in tax credits with an indefinite life and will be used to offset future regular and income tax liabilities.

As required by Statement of Financial Accounting Standard No. 109 ("SFAS No. 109"), management periodically reevaluates the realizability of the deferred tax assets and adjusts the valuation allowance so that the resulting level of the net deferred tax assets will, more likely than not, be realized. As of December 31, 1996, an adjustment of $26.2 million was recorded to reduce the valuation allowance for net deferred tax assets primarily for the recognition of estimated benefits from net operating loss carryforwards.

The reevaluation and resulting adjustment of the deferred tax asset valuation allowance occurred due to a number of factors which arose during the latter portion of 1996. With the enactment in August 1996 of legislation which repealed the tax deduction for bad debt reserves, and the later enactment of the SAIF recapitalization legislation which resulted in the special one-time assessment paid by Eureka (and all other SAIF-insured institutions), Eureka determined that it may be able to utilize net operating loss carryforward benefits that had previously been reserved against in the valuation allowance. Further, Eureka's strong financial results in 1996 and its consistent financial performance during the preceding two fiscal years, coupled with the forecast of a stable interest rate environment in the short term, separately indicated the possibility that Eureka might be able to utilize additional net operating loss carryforward benefits against net pre-tax income generated in future financial reporting periods. Accordingly, Eureka reassessed the recoverability of the net deferred tax assets in the fourth quarter of 1996 and concluded that a downward adjustment in the valuation allowance for net operating loss carryforwards, as of the end of 1996, was appropriate. Federal net operating loss carryforwards were approximately $209 million at December 31, 1996, with various expiration dates through 2007. State net operating loss carryforwards were approximately $29 million at December 31, 1996, and expire in 1997. To the extent such carryforwards are used by AFEH, the FDIC may be entitled to share in the benefit of the utilization.

Net deferred tax assets totaled $22.3 million and $22.6 million at March 31, 1997 and December 31, 1996, respectively. The deferred tax valuation allowance adjustment is updated quarterly based on the expected net operating loss carryforwards which are more likely than not to be utilized. In accordance with SFAS No. 109, management periodically reevaluates the appropriate level of the deferred tax valuation allowance, and adjustments are recorded as appropriate.

ASSISTANCE AGREEMENT

Under the terms of the Assistance Agreement between Eureka and the FDIC entered into in 1988 in connection with the assisted acquisition of the assets and liabilities of Eureka Federal Savings and Loan Association, $50 million in

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY


preferred stock was issued to the FDIC. In 1990, $30 million of the preferred stock was redeemed by the FDIC. The $20 million in non-voting Series A Preferred Stock which remains outstanding is mandatorily redeemable in May of 1997 and 1998 in the amount of $10 million each year, and has a liquidation value of $100 per share. The holder of this preferred stock is not entitled to dividends. The preferred stock is being accreted through the redemption dates of 1997 and 1998, and the accretion is recorded as interest expense on other borrowings. The accretion for the quarters ended March 31, 1997 and 1996 totaled approximately $599,000 and $524,000, respectively, and is included in interest expense.

Under the terms of the Assistance Agreement, after May 27, 1998, the FDIC may engage an independent appraiser to perform a valuation based on the fair value of Eureka to determine if a final participation payment is due to the FDIC. The Assistance Agreement also contains provisions for distribution of any net sales proceeds among AFCA-5, BUC holders and the FDIC.

ASSET/LIABILITY MANAGEMENT AND INTEREST RATE RISK

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

A common measure of financial institution IRR is the interest rate "gap." This is the difference between the amount of assets and liabilities which are expected to mature or reprice within a specific time period (such as one or three years). A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest-rate sensitive assets maturing or repricing within a given period. At March 31, 1997, Eureka's cumulative one-year and three-year interest rate gaps were a positive four percent and a negative one percent of total assets, respectively. In the case of the one-year gap, this suggests that the net interest margin would be increased if interest rates were to rise. The comparable gap figures for March 31, 1996 were neutral (approximately zero).

Management is of the opinion that simulating various interest rate scenarios is a more effective measure of IRR because it incorporates specific assumptions not considered in the "gap" analyses. The assumptions which are excluded from the "gap" analyses include: (a) how rate movements affect important borrower prepayment behavior, (b) that all loans and deposits will not reprice to the same degree or by the same magnitude, (c) that rate changes for assets and liabilities in the over one-year category have a greater long-term earnings impact than those assets and liabilities "under one year," and (d) some liabilities (such as checking accounts) do not have "repricing" maturities but are significantly affected by interest rate movements.

The exposure to IRR as of March 31, 1997 is within the limits established by the board of directors, and the level of IRR is acceptable in view of the expected market conditions and the potential for adverse developments in interest rate levels.

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY


LIQUIDITY

Eureka derives its liquidity primarily from loan repayments, customer deposits, FHLB advances and securities sold under agreements to repurchase. Eureka manages liquidity through the coordination of the relative maturities of assets and liabilities. The sources of liquidity are influenced by various uncertainties, primarily market interest rates. Eureka continually evaluates its sources of funds, and a decline in any one source of funds generally can be offset by an alternate source, although potentially at a different cost. Resources committed at March 31, 1997 consisted of approximately $120 million in loan funding commitments. Management believes that existing liquidity and other capital resources are adequate to fund existing and anticipated commitments existing at March 31, 1997.

Regulations require a savings institution to maintain a liquidity ratio of at least five percent of cash and specified securities to net withdrawable accounts and borrowings due in one year. Eureka was in compliance with this regulation during each of the first three months of 1997. For the month of March 31, 1997, Eureka's liquidity ratio was 5.89% compared to 5.74% for the month of December 1996.

CAPITAL REQUIREMENTS

Regulations require that savings institutions meet three separate capital tests: a risk-based capital standard, a core capital standard and a tangible capital standard. At March 31, 1997, Eureka maintained regulatory capital as follows:

                                                                       (000's)
                                      ---------------------------------------------------------------------
                                              Tangible                   Core               Risk-Based
                                              Capital                   Capital              Capital
                                      -----------------------    --------------------- --------------------
                                                                                                    % of
                                                        %                        %               Risk-Based
                                        Amount      of Assets       Amount   of Assets    Amount   Assets
                                        ------      ---------       ------   ---------    ------   ------
GAAP capital ......................   $ 174,132                  $ 174,132             $ 174,132
Non-allowable assets:
   Excess deferred tax assets .....     (13,869)                   (13,869)              (13,869)
   Intangible and other assets.....      (2,971)                    (2,971)               (2,971)
   Non-includable subsidiaries.....      (2,311)                    (2,311)               (2,311)
Unrealized losses on securities
   available for sale .............         581                        581                   581
Allowance for loan losses .........                                                        6,911
                                      ---------                  ---------             ---------
Computed regulatory capital .......     155,562         7.22%      155,562    7.22%      162,473  16.63%
Minimum capital requirement .......      32,332         1.50%       64,665    3.00%       78,142   8.00%
                                      ---------    ---------     ---------    ----     ---------   -----
Excess regulatory capital .........   $ 123,230         5.72%    $  90,897    4.22%    $  84,331   8.63%
                                      =========    =========     =========    ====     =========   =====

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128 ("SFAS No. 128"), "Earnings Per Share." This statement specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; early adoption is not permitted. The adoption of SFAS No. 128 is not expected to have a material effect on the Partnership's financial statements.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY


DEPOSIT INSURANCE AND OTHER MATTERS

Eureka's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount provided by law through the SAIF. For the quarter ended March 31, 1997, Eureka paid deposit insurance premiums to the SAIF of $290,000, based on an annual assessment rate of .0648% of covered deposits.

On September 30, 1996, the President signed an appropriations bill which included provisions to recapitalize the SAIF. Under the provisions of the bill, the SAIF was recapitalized through a combined approach of imposing a one-time special assessment on SAIF-insured institutions, and an incremental pro-rata charge on SAIF-insured institutions and commercial banks insured under the Bank Insurance Fund ("BIF"), to be used to pay the interest on Financing Corporation ("FICO") bonds issued as part of the 1989 savings association rescue package adopted under the Financial Institutions Reform, Recovery, and Enforcement Act ("FIRREA"). The SAIF recapitalization provisions imposed a one-time special assessment of 65.7 basis points (approximately $11 million for Eureka) on deposits held by SAIF- insured institutions as of March 31, 1995, payable not later than 60 days after the enactment of the legislation, and reduced the annual assessment rate for SAIF-insured institutions from 23 basis points to 6.4 basis points (a reduction of approximately $3 million annually based upon Eureka's insured deposits at September 30, 1996) beginning in 1997. Although deposit premiums for thrifts will continue to be higher than the banking industry's through the year 2000, the premium reduction significantly reduced the inequity of Eureka paying a deposit premium significantly higher than that of a similarly sized commercial bank. Beginning January 1, 2000, SAIF-insured and BIF-insured deposits alike will be assessed on a pro-rata basis (expected to be at a rate of approximately 2.4 basis points) to repay the FICO bonds until the year 2017, and thereafter phased out, with the phase-out being completed in 2019.

The BIF/SAIF recapitalization legislation also provides for a merger of the BIF and SAIF on January 1, 1999, if no SAIF-insured institutions exist on that date. This provision, therefore, will not become effective unless Congress enacts additional legislation abolishing the savings association charter effective prior to January 1, 1999. In this regard, in 1997, Congress is expected to consider additional reform measures involving the merger of the BIF and SAIF, and abolition of the thrift charter.

Other provisions of the 1996 legislation: (i) authorized the bank regulatory agencies to take action to prevent depository institutions from taking advantage of the BIF/SAIF premium disparity by "deposit-shifting" from the SAIF to the BIF; (ii) strengthened existing prohibitions on the FDIC's increasing the risk-based premiums for deposit insurance which would result in the statutory Designated Reserve Ratio for the two federal deposit insurance funds (calculated as a percentage of insured deposits for each fund) exceeding 1.25%; (iii) authorized the FDIC to refund assessments paid in excess of amounts due; and
(iv) prohibit the FDIC, prior to January 1, 1999, from setting SAIF premiums at levels less than BIF premiums.

In August 1996, the President signed legislation which included provisions that repeal the thrift bad debt reserve method of calculation under the Internal Revenue Code, effective for tax years beginning after December 31, 1995. Most large savings associations (including Eureka) will be required to change to the specific charge-off method of accounting for bad debts and will be required to recapture statutory "excess reserves" as provided in the legislation. In the case of an institution that meets certain residential lending requirements of the legislation, recapture of statutory "excess reserves" can be deferred for up to two years. Eureka met the residential lending requirements of the legislation for 1996. Eureka's management expects to meet the residential lending requirements of the legislation and to defer the recapture of the statutory "excess reserves" for 1997. Management expects that the above provisions will not have a significant impact on Eureka due to the substantial amount of net operating loss carryforwards which are available.

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

          10(i). Form of Agreement between EurekaBank and certain executive officers and directors which amends certain provisions of the Long-Term Incentive Compensation Plan (incorporated herein by reference to Form 10-K dated December 31, 1996, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Financial Fund 1987-A Limited Partnership (Commission File No. 0-16918)).

          10(j). Form of Supplemental Agreement between EurekaBank and certain executive officers and directors which amends certain provisions of the Long-Term Incentive Compensation Plan (incorporated herein by reference to Form 10-K dated December 31, 1996, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Financial Fund 1987-A Limited Partnership (Commission File No. 0-16918)).

          10(k). EurekaBank Equity Appreciation Plan Effective April 1, 1996, for the benefit of certain officers, directors and employees of EurekaBank and America First Eureka Holdings, Inc. (filed hereto and replacing Exhibit 10(k). filed with Form 10-K dated December 31, 1996, filed pursuant to
                     Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Financial Fund 1987-A Limited Partnership (Commission File No. 0-16918)).

          27.        Financial Data Schedule.

    (b) The Partnership did not file any Current Reports on Form 8-K during the first quarter of 1997.

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

                              AMERICA FIRST FINANCIAL FUND
                              1987-A LIMITED PARTNERSHIP

                              By    America First Capital
                                    Associates Limited
                                    Partnership Five, General
                                    Partner of the Registrant

                              By    AFCA-5 Management Corporation,
                                    General Partner of America First
                                    Capital Associates Limited Partnership Five



Date: May 12, 1997            By   /s/ George H. Krauss
                                  ---------------------
                                   George H. Krauss
                                   Chairman of the Board of Directors
                                    and Secretary (Principal Executive Officer)



Date: May 12, 1997            By   /s/ J. Paul Bagley
                                  -------------------
                                   J. Paul Bagley
                                   Director, President and Treasurer
                                   (Principal Financial Officer)