Form 10-Q
period 1997-06-30
AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP
filed 1997-08-11
CIK 818789

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
      Exchange Act of 1934 For the quarterly period ended June 30, 1997 or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from _________to________

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

         YES   X                                       NO
            --------                                     --------

     AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

                                   FORM 10-Q

                                 June 30, 1997



                               TABLE OF CONTENTS

                                                                                                   PAGE
    PART I.       FINANCIAL INFORMATION

    Item 1.       Financial Statements

                  Consolidated Balance Sheets
                  June 30, 1997 and December 31, 1996............................................   1

                  Consolidated Statements of Operations
                  For the quarters ended June 30, 1997 and June 30, 1996
                  and for the six months ended June 30, 1997 and June 30, 1996...................   2

                  Consolidated Statement of Partners' Capital
                  For the six months ended June 30, 1997.........................................   3

                  Consolidated Statements of Cash Flows
                  For the six months ended June 30, 1997 and June 30, 1996.......................   4

                  Notes to Consolidated Financial Statements.....................................   5


    Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................   8

    PART II.      OTHER INFORMATION

    Item 1.       Legal Proceedings..............................................................  17

    Item 6.       Exhibits and Reports on Form 8-K...............................................  17

    SIGNATURES...................................................................................  20

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
--------------------------------------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
--------------------------------------------------------------------------------

                                                               June 30, 1997      December 31, 1996
---------------------------------------------------------------------------------------------------

Assets
 Cash and amounts due from depository institutions               $   25,099             $   30,827
 Federal funds sold                                                  15,000                 20,000
 Securities purchased under agreements to resell                      8,204                  5,300
 Mortgage-backed securities, net
  Held to maturity                                                  549,490                630,106
  Available-for-sale                                                 42,001                 44,489
 Loans receivable, net                                            1,477,903              1,403,483
 Loans held for sale                                                    495                    370
 Accrued interest receivable                                         12,830                 12,217
 Premises and equipment, net                                          8,592                  8,888
 Federal Home Loan Bank stock, at cost                               19,906                 21,827
 Real estate held for sale or investment, net                         1,328                  1,328
 Real estate owned, net                                               1,237                  1,438
 Deferred tax assets, net                                            22,373                 22,643
 Other assets                                                         6,188                  6,135
---------------------------------------------------------------------------------------------------

  Total Assets                                                   $2,190,646             $2,209,051
---------------------------------------------------------------------------------------------------

Liabilities and Partners' Capital
 Customer deposits                                               $1,888,965             $1,840,485
 Securities sold under agreements to repurchase                      15,522                 44,353
 Other borrowings                                                    75,181                106,998
 Distributions payable                                                2,437                  2,437
 Other liabilities and accrued expenses                              14,777                 19,583
---------------------------------------------------------------------------------------------------

  Total Liabilities                                               1,996,882              2,013,856
---------------------------------------------------------------------------------------------------

Redeemable Preferred Stock; Series A, no par value;
  100,000 shares outstanding, $10 million liquidation value
  at June 30, 1997; and 200,000 shares outstanding, $20
  million liquidation value at December 31, 1996                      8,854                 17,748

Partners' Capital:
 General Partner                                                     10,793                  9,155
 Beneficial Unit Certificate (BUC) Holders
  6,010,589 BUCs authorized, issued and outstanding                 174,117                168,292
---------------------------------------------------------------------------------------------------

  Total Partners' Capital                                           184,910                177,447
---------------------------------------------------------------------------------------------------

Total Liabilities and Partners' Capital                          $2,190,646             $2,209,051
---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

--------------------------------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands except per BUC amounts)
--------------------------------------------------------------------------------

                                                               For the         For the        For the Six      For the Six
                                                            Quarter Ended   Quarter Ended     Months Ended     Months Ended
                                                            June 30, 1997   June 30, 1996    June 30, 1997    June 30, 1996
---------------------------------------------------------------------------------------------------------------------------
Interest income
 Interest and fees on loans                                     $27,795         $26,536          $54,594          $53,750
 Interest on mortgage-backed securities                          10,704          12,686           22,024           26,517
 Interest and dividends on investment                               569           1,167            1,404            2,371
---------------------------------------------------------------------------------------------------------------------------

 Total interest income                                           39,068          40,389           78,022           82,638
---------------------------------------------------------------------------------------------------------------------------
Interest expense
 Interest on deposits                                            21,963          20,333           43,453           40,059
 Interest on borrowings                                           1,248           4,808            2,860           11,328
 Preferred Stock accretion                                          508             542            1,107            1,066
---------------------------------------------------------------------------------------------------------------------------

 Total interest expense                                          23,719          25,683           47,420           52,453
---------------------------------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses             15,349          14,706           30,602           30,185
 Provision for loan losses                                          250             372              502              780
---------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses              15,099          14,334           30,100           29,405
---------------------------------------------------------------------------------------------------------------------------
Non-interest income
 Deposit related fees                                               445             453              907              922
 Loan related fees                                                  313             387              609              712
 Gain on disposition of loans                                       104             107              167              154
 Other income                                                     2,669             985            3,535            1,517
---------------------------------------------------------------------------------------------------------------------------

 Total non-interest income                                        3,531           1,932            5,218            3,305
---------------------------------------------------------------------------------------------------------------------------
Non-interest expense
 Compensation and benefits                                        5,825           5,252           11,639           10,667
 Occupancy and equipment                                          2,037           2,089            3,941            4,314
 FDIC premiums and special assessments                              387           1,085              767            2,180
 Professional services                                              767             212            1,014              538
 Advertising and promotion                                          479             296              714              526
 Provision for loss (recovery) on interest
   rate exchange agreements                                         131            (100)              (5)            (569)
 Other expense                                                    2,208           2,104            4,058            4,214
---------------------------------------------------------------------------------------------------------------------------

 Total non-interest expense                                      11,834          10,938           22,128           21,870
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                        6,796           5,328           13,190           10,840
 Provision for income taxes                                         320               -              640                -
---------------------------------------------------------------------------------------------------------------------------

Net income                                                      $ 6,476         $ 5,328          $12,550          $10,840
---------------------------------------------------------------------------------------------------------------------------
Net income allocated to:
 General Partner                                                    929         $   562            1,757          $ 1,160
 BUC Holders                                                      5,547           4,766           10,793            9,680
---------------------------------------------------------------------------------------------------------------------------

                                                                $ 6,476         $ 5,328          $12,550          $10,840
---------------------------------------------------------------------------------------------------------------------------

Net income per BUC                                              $   .92         $   .79          $  1.80          $  1.61
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
--------------------------------------------------------------------------------
                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                    For the Six Months Ended June 30, 1997
                            (dollars in thousands)
--------------------------------------------------------------------------------

                                                 General
                                                 Partner    BUC Holders       Total
------------------------------------------------------------------------------------
Balance at December 31, 1996                     $ 9,155       $168,292    $177,447
Net income                                         1,757         10,793      12,550
Cash distributions paid or accrued                   (65)        (4,808)     (4,873)
Net unrealized losses on available-for-sale
   mortgage-backed securities                        (54)          (160)       (214)
------------------------------------------------------------------------------------

Balance at June 30, 1997                         $10,793       $174,117    $184,910
------------------------------------------------------------------------------------



The accompanying notes are an integral part of the consolidated financial statements.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY
--------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
--------------------------------------------------------------------------------

                                                                                 For the Six       For the Six
                                                                                 Months Ended      Months Ended
                                                                                 June 30, 1997     June 30, 1996
----------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net income                                                                         $  12,550         $  10,840
Adjustments to reconcile net income to net cash
 provided by operating activities
 Amortization of:
   Investments and mortgage-backed securities net premium                              1,186             1,486
   Loan premium                                                                          123               543
   Intangibles                                                                           579               632
 Proceeds from sale of loans                                                           9,069            10,241
 Originations of loans held for sale                                                  (9,027)          (10,668)
 (Gain) loss on sale of real estate owned and held for sale or investment             (1,548)               32
 Gain on sale of loans                                                                  (167)             (153)
 Provision for loan losses                                                               502               780
 Provision for loss (recovery) on interest rate exchange agreements                       (5)             (569)
 Decrease (increase) in accrued interest receivable                                     (612)              486
 Decrease in accrued interest payable                                                 (1,229)           (1,117)
 Depreciation and amortization of premises and equipment                                 843               866
 Net provision for income taxes                                                          640                 -
 Increase in other assets                                                               (357)           (2,251)
 Decrease in other liabilities                                                        (3,871)           (2,105)
 Other, net                                                                              218               379
----------------------------------------------------------------------------------------------------------------

Total adjustments                                                                     (3,656)           (1,418)
----------------------------------------------------------------------------------------------------------------

 Net cash provided by operating activities                                             8,894             9,422
----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
 Originations of loans held for investment                                          (193,750)         (113,330)
 Purchases of mortgage-backed securities held for investment                               -           (14,548)
 Purchases of real estate loans                                                       (4,760)          (21,931)
 Purchases of premises and equipment                                                    (586)             (512)
 Principal payments on mortgage-backed securities                                     81,704           111,481
 Principal payments on loans                                                         122,357           148,342
 Proceeds from sales of real estate owned and held for sale or investment              2,654             1,558
 Proceeds from sale of Federal Home Loan Bank Stock                                    2,599               911
 Redemption of preferred stock                                                       (10,000)                -
 Other, net                                                                              106               189
----------------------------------------------------------------------------------------------------------------

 Net cash provided by investing activities                                               324           112,160
----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
 Net increase in checking, money market accounts
   and passbook savings                                                                1,543            45,325
 Proceeds from issuance of certificates of deposits                                  164,904           144,005
 Payments for maturing or early withdrawal
   of certificates of deposits                                                      (117,968)          (98,268)
 Net decrease in short-term repurchase agreements                                    (28,831)         (115,302)
 Net decrease in Federal Home Loan Bank advances                                     (31,817)         (121,032)
 Capital distributions                                                                (4,873)           (4,874)
----------------------------------------------------------------------------------------------------------------

 Net cash used by financing activities                                               (17,042)         (150,146)
----------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                             (7,824)          (28,564)
Cash and cash equivalents at beginning of period                                      56,127            72,316
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                         $  48,303         $  43,752
----------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
 Non cash investing and financing activities:
   Additions to real estate acquired through foreclosure                           $   1,114         $   2,909

 Cash paid for interest (including interest credited)                              $  48,780         $  52,658
 Cash paid for alternative income and minimum
    franchise taxes                                                                $     370         $     380
----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

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

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (primarily consisting of normal recurring accruals) necessary for a fair presentation of the Partnership's financial condition as of June 30, 1997, and the results of its operations for the three and six month periods ended June 30, 1997 and 1996.

3. ALLOWANCE FOR LOAN LOSSES

   The Partnership recorded loan loss provisions of approximately $250,000 and $502,000 for the quarter and six months ended June 30, 1997, respectively, compared to approximately $372,000 and $780,000 for the same periods in 1996. At June 30, 1997 and December 31, 1996, the allowance for loan losses was approximately $7.2 million and $7.1 million, respectively. Management believes that the allowance for loan losses was adequate given the composition, credit characteristics and loss experience of the loan portfolio.

4. INTEREST RATE EXCHANGE AGREEMENTS

   Prior to 1993, the Partnership entered into interest rate exchange agreements to reduce the impact of future fluctuations in interest rates on fixed rate mortgages funded by variable rate liabilities. The floating rates to be received by the Partnership under the terms of these agreements are reset monthly, quarterly or semi-annually and are generally indexed to the FHLB Eleventh District Cost of Funds index or the one or three month London Interbank Offered Rate ("LIBOR").

   In 1993, the sustained decline in interest rates in the general economy and the resulting prepayment of mortgage loans associated with the interest rate exchange agreements caused Eureka to establish a liability based on the estimated fair value of interest rate exchange agreements that were no longer deemed effective as hedges. During the quarter ended June 30, 1997, Eureka recorded a provision to non-interest expense on interest rate exchange agreements of approximately $131,000 to reflect the effect of interest rate decreases on the market value of Eureka's related obligations. A net recovery of approximately $5,000 was recorded for the six months ended June 30, 1997. During the quarter and six months ended June 30, 1996, Eureka recorded to non-interest expense recoveries on interest rate exchange agreements of approximately $100,000 and $569,000, respectively, to reflect the effect of interest rate increases on the market value of Eureka's related obligations. The recorded liability for the interest rate exchange agreements totaled approximately $609,000 and $1.2 million at June 30, 1997 and December 31 1996, respectively. Net interest payable on interest rate exchange agreements was $447,000 and $629,000 at June 30, 1997

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY

   and December 31, 1996, respectively, and was included in other liabilities and accrued expenses.

   For the quarter and six months ended June 30, 1997, net interest expense on interest rate exchange agreements (after amortization of the interest rate exchange agreement liability of $222,000 and $619,000, respectively) totaled approximately $205,000 and $419,000, respectively. For the quarter and six months ended June 30, 1996, net interest expense on interest rate exchange agreements (after amortization of the interest rate exchange agreement liability of $428,000 and $1.1 million, respectively) totaled approximately $258,000 and $385,000, respectively. Net interest expense on interest rate exchange agreements is included as an adjustment to interest income on loans. The notional amount of interest rate exchange agreements outstanding was $80 million and $100 million at June 30, 1997 and 1996, respectively. The notional amount of interest rate exchange agreements outstanding at December 31, 1996 was $100 million.

5. INCOME TAXES

   The Partnership files calendar year federal and state Partnership information returns, reporting its operations on an accrual basis. The consolidated financial statement provisions for income tax for the quarter and six months ended June 30, 1997 and 1996 relate to the Partnership's subsidiary, AFEH and its subsidiaries. AFEH and its subsidiaries file calendar year consolidated federal income and combined California franchise tax returns.

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

6. PROPOSED MERGER WITH BAY VIEW CAPITAL CORPORATION

   On May 8, 1997, the Partnership announced that it had entered into a definitive agreement with Bay View Capital Corporation with respect to a merger of its subsidiary America First Eureka Holdings with Bay View (the "Merger Agreement"). Under the terms of the Merger Agreement, the Partnership will receive $90 million in cash and $210 million in Bay View common stock (subject to a minimum of 8,076,922 shares and a maximum of 10,000,000 shares) for its interest in America First Eureka Holdings, which owns Eureka. If the market price of Bay View common stock (based on the average closing prices over a specified period) is less than $21.00 per share, the Partnership has the right to terminate the Merger Agreement unless the total value of the shares of Bay View common stock to be received is $210 million in addition to the cash portion of $90 million. The transaction is expected to close on December 31, 1997 or January 2, 1998, and is subject to customary conditions, including regulatory approval and approval by the BUC holders. Please refer to the Partnership's Form 8-K dated May 16, 1997 for further information. The above Bay View shares to be received by the Partnership under the terms of the Merger Agreement are adjusted for a Bay View 100% stock dividend declared on April 14, 1997 to Bay View stockholders of record on May 9, 1997.

   In May 1997, $10 million of the preferred stock issued to the FDIC was redeemed. The $10 million in mandatorily redeemable non-voting Series A Preferred Stock which remains outstanding would have been redeemed in May 1998, but will be redeemed when the merger is completed.

    AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP AND SUBSIDIARY


   Under the terms of the Assistance Agreement, and as a result of the Merger Agreement discussed above, the Partnership expects to pay a final participation payment to the FDIC of approximately $12.8 million from cash received at the time of the merger. The final participation payment is in addition to the redemption of the remaining $10 million in outstanding Series A Preferred Stock.

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

PROPOSED MERGER WITH BAY VIEW CAPITAL CORPORATION

On May 8, 1997, the Partnership announced that it had entered into a definitive agreement with Bay View Capital Corporation ("Bay View") with respect to a merger of its subsidiary America First Eureka Holdings with Bay View (the "Merger Agreement"). Under the terms of the Merger Agreement, the Partnership will receive $90 million in cash and $210 million in Bay View common stock (subject to a minimum of 8,076,922 shares and a maximum of 10,000,000 shares) for its interest in America First Eureka Holdings, which owns Eureka. If the market price of Bay View common stock (based on the average closing prices over a specified period) is less than $21.00 per share, the Partnership has the right to terminate the Merger Agreement unless the total value of the shares of Bay View common stock to be received is $210 million in addition to the cash portion of $90 million. The transaction is expected to close on December 31, 1997 or January 2, 1998, and is subject to customary conditions, including regulatory approval and approval by the BUC holders. The above Bay View shares to be received by the Partnership under the terms of the Merger Agreement are adjusted to reflect a Bay View 100% stock dividend declared on April 14, 1997 to Bay View stockholders of record on May 9, 1997. Please refer to the Partnership's Form 8-K dated May 16, 1997 for further information regarding the merger. Excluding the FDIC final payment discussed in "Assistance Agreement" below, expenses which will be recorded at the effective date of the merger are estimated to be $34 million. Actual expenses for merger related transactions may be higher or lower than this estimate.

FINANCIAL CONDITION

At June 30, 1997, Partnership assets were approximately $2.2 billion, which was approximately $18 million less than Partnership assets at December 31, 1996, and consisted primarily of the assets of Eureka. Significant changes in the composition of the balance sheet included the following:

 . Net loans receivable, loans held for sale and net mortgage-backed securities
  ("MBS") decreased approximately $8 million during the six months ended June 30, 1997. The net decrease in the loan and MBS portfolios were primarily due to prepayments. During the six months ended June 30, 1997, Eureka originated (net of sales) $42 million and $148 million in retail and wholesale loans, respectively. Wholesale loan originations enable Eureka to add assets that meet its credit quality guidelines within its market area, and management believes that wholesale loan originations will continue to be a significant percentage of total originations through 1997. Mortgage loans purchased during the six months ended June 30, 1997 totaled $4 million. There were no MBS additions during the first six months of 1997. Repayments of $120 million and $82 million were recorded in the mortgage loan and MBS portfolios, respectively, during the six months ended June 30, 1997.

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY


 . Retail deposits increased approximately $48 million since December 31, 1996, and totaled $1.9 billion at June 30, 1997. This increase is primarily due to deposit promotion and retention incentives. The increases were primarily in time deposits.

 . Securities sold under agreements to repurchase and other borrowings decreased approximately $60 million during the first six months of 1997 to $91 million at June 30, 1997. As of June 30, 1997, other liabilities decreased approximately $5 million from December 31, 1996, primarily due to reductions for accrued interest on borrowings and interest rate exchange agreements, and other payables.

At June 30, 1997 and December 31, 1996, the loan-to-deposit ratios were 78% and 76%, respectively. Loans, MBS, federal funds sold, securities purchased under agreements to resell and investments comprised approximately 97% and 95% of Partnership assets at June 30, 1997 and December 31, 1996, respectively.

Cash distributions paid or accrued during the quarter ended June 30, 1997 totaled $.40 per BUC. The amount of cash distributions paid or accrued for the second quarter of 1997 is consistent with the same period in 1996. Future distributions are expected to be made principally from dividends paid to the Partnership by AFEH. AFEH funds these dividends by receipt of dividends from Eureka, the payment of which is subject to regulatory limitation. Accordingly, it is not possible to estimate the level of cash distributions to BUC Holders in the future.

ASSET QUALITY

The allowance for loan losses was $7.2 million and $7.1 million, or .49% and
 .50% of gross loans outstanding at June 30, 1997 and December 31, 1996, respectively. Net non-performing assets (loans which were 90 or more days delinquent and real estate acquired through foreclosure) were approximately $5.0 million and $5.7 million, or .23% and .26% of total assets at June 30, 1997 and December 31, 1996, respectively. This compares favorably to 1.39% for non-performing assets as of March 31, 1997, for thrifts located in California as reported by the Office of Thrift Supervision ("OTS"). The allowance for loan losses as a percentage of non-performing loans was approximately 190% at June 30, 1997 compared to approximately 159% at December 31, 1996. Management believes that reserves are adequate given the composition, credit characteristics and loss experience of the loan portfolio.

The level of loans 30 days or more delinquent was approximately $6.2 million or
 .42% of loans at June 30, 1997, compared to approximately $7.4 million or .53% of loans at December 31, 1996. This compares favorably to 2.51% for loans 30 days or more delinquent as of March 31, 1997, for thrifts located in California as reported by the OTS.

RESULTS OF OPERATIONS

Net income for the quarter and six months ended June 30, 1997 was approximately $6.5 million and $12.6 million, respectively, as compared to $5.3 million and $10.8 million for the same periods in 1996. Net income per BUC for the quarter and six months ended June 30, 1997 was $.92 and $1.80, respectively, as compared to $.79 and $1.61 for the same periods in 1996. The increase in net income and net income per BUC for the quarter and six months ended June 30, 1997 as compared to the same periods in 1996 is due to reductions in deposit insurance premiums, net gains on the sales of real estate owned and real estate held for sale or investment and increases in net interest income. See "Deposit Insurance and Other Matters" for further discussion of the SAIF assessment.

NET INTEREST INCOME

Net interest income before the provision for loan losses for the quarter and six months ended June 30, 1997 was approximately $15.3 million and $30.6 million, respectively, as compared to $14.7 million and $30.2 million for the same periods in 1996. Net interest income is the Partnership's principal income component and is determined by the

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY


relative levels of, and interest rates paid on, interest earning assets and interest bearing liabilities. Average interest earning assets were approximately $2.1 billion for each of the quarter and six months ended June 30, 1997, respectively, compared to approximately $2.2 billion and $2.3 billion for the quarter and six months ended June 30, 1996, respectively.

The net interest margin, the net yield on average assets, for the quarter and six months ended June 30, 1997 was 2.78% and 2.74%, respectively, as compared to 2.51% and 2.55% for the same periods in 1996. The net interest margin improved in the quarter and six months ended June 30, 1997 as compared to the same periods in 1996, as earnings on adjustable rate mortgage loans remained stable and the cost of funds was lower. The notional amount of interest rate exchange agreements decreased from $100 million at December 31, 1996 to $80 million at June 30, 1997. Lower accretion of the recorded liability for interest rate exchange agreements, offset by the expiration of some of these agreements, slightly decreased the net interest expense on interest rate exchange agreements to $205,000 for the quarter ended June 30, 1997, as compared to $258,000 for the second quarter of 1996. The net interest expense for the six months ended June 30, 1997 was $419,000, as compared to $385,000 for the six months ended June 30,1996. This increase is due to lower amortization of the interest rate exchange agreement liability in 1997.

PROVISION FOR LOAN LOSSES

The Partnership recorded loan loss provisions of approximately $250,000 and $502,000 for the quarter and six months ended June 30, 1997, respectively, as compared to $372,000 and $780,000 for the same periods in 1996. The decrease in the provision for loan losses from 1996 to 1997 is due to the strong asset quality which is described above. Net loan charge-offs were $132,000 and $209,000 for the quarter and six months ended June 30, 1997, respectively, as compared to $260,000 and $364,000 for the same periods in 1996. Net loan charge-offs consist primarily of mortgage loan charge-offs.

Eureka's determination of the allowance for loan losses and the resulting provision for loan losses are based upon judgments and assumptions regarding various factors including general economic conditions, internal asset review findings, composition of the loan portfolio, historical loss experience and estimates of potential future losses. Management believes that it has recorded adequate provisions to the allowance for loan losses to cover potential losses, particularly considering the low level of delinquencies and charge-offs experienced by Eureka over the past five years and continued adherence to strict credit quality control guidelines. The decrease in the provision for the second quarter and first half of 1997 is primarily due to strong asset quality, which is reflected in the improvement of the asset quality ratios as described above. Management will continue to evaluate the appropriate level of the allowance for loan losses based on outstanding loan balances, net charge-offs and trends in asset quality. However, future loss experience related to changes in the economy and interest rate environment cannot be predicted.

NON-INTEREST INCOME

The principal components of non-interest income are deposit and loan related fee income, gains on the disposition of loans and other income. Non-interest income totaled approximately $3.5 million and $5.2 million for the quarter and six months ended June 30, 1997, respectively, compared to $1.9 million and $3.3 million for the same periods in 1996. The increase from 1996 to 1997 is primarily due to net gains of $1.5 million on sales of real estate owned and real estate investments for the quarter and six months ended June 30, 1997. See below for discussion regarding sale of real estate owned and real estate investments for 1997 and 1996.

Deposit and loan related fees for the quarter and six months ended June 30, 1997 were approximately $758,000 and $1.5 million, respectively, compared to $840,000 and $1.6 million for the same periods in 1996. These declines are primarily due to lower loan prepayments which decreases prepayment fees and a competitive deposit environment

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY


throughout 1997.

Eureka originates "conforming loans" (fixed rate loans which meet the FHLMC lending requirements) for sale in the secondary mortgage market. The net gain from Eureka's loan sale activities was approximately $104,000 and $167,000 for the quarter and six months ended June 30, 1997, respectively, on loan sales of approximately $5.4 million and $8.5 million, respectively. During the comparable periods a year earlier, Eureka sold conforming loans with principal balances which totaled $7.5 million and $10.1 million, respectively, at a net gain of approximately $107,000 and $154,000, respectively. The net gain from loan sale activities for the quarter and six months ended June 30, 1997 includes $61,000 and $82,000, respectively, of capitalized originated mortgage servicing rights retained by Eureka, as compared to $63,000 and $88,000 for the same periods in 1996.

Other non-interest income for the quarter and six months ended June 30, 1997 was approximately $2.7 million, and $3.5 million, respectively, compared to $985,000 and $1.5 million, respectively, for the same periods in 1996. The increase from 1996 to 1997 is primarily due to net gains of $1.5 million on sales of real estate owned and real estate investments for the quarter and six months ended June 30, 1997. The net gain (loss) on sales of real estate owned and real estate investments for the quarter and six months ended June 30, 1996 amounted to $39,000 and ($32,000), respectively. In addition, during the second quarter of 1997, an adjustment was recorded for $500,000 for the reduction of previously established reserves no longer deemed necessary. Similar adjustments were not required for the six months ended June 30, 1996. Other non-interest income included rental income, fee income from Eureka Financial Services Inc. (a Eureka subsidiary licensed to sell mutual funds and insurance annuities), and other non-operating income items.

NON-INTEREST EXPENSE

The principal components of non-interest expense are compensation and benefits expense, occupancy and equipment expense, FDIC insurance premiums, professional and advertising expense, provision for loss (recovery) on interest rate exchange agreements and other administrative expenses. Non-interest expense for the quarter and six months ended June 30, 1997 was approximately $11.8 million and $22.1 million, respectively. The quarter and six months ended June 30, 1997 included $497,000 of merger expenses for professional services. Excluding these expenses, non-interest expense for the quarter and six months ended June 30, 1997 was approximately $11.3 million and $21.6 million, respectively, as compared to $10.9 million and $21.9 million for the same periods in 1996. Excluding merger expenses, the increase in non-interest expense for the quarter ended June 30, 1997 as compared to the same period in 1996 is due to increases in compensation and benefits expense, offset by reductions in deposit insurance premiums.

Compensation and benefits expenses were approximately $5.8 million and $11.6 million for the quarter and six months ended June 30, 1997, respectively, compared to approximately $5.3 million and $10.7 million for the same periods in 1996. The increase in 1997 expenses is primarily due to increases in base compensation and adjustments to accruals for bonuses and incentive awards. Further, upon consummation of the Merger, the Partnership expects to pay additional compensation under the terms of its two incentive compensation plans of approximately $25 million. The additional compensation expense under the plans is contingent upon completion of the merger.

Occupancy and equipment expenses totaled $2.0 million and $3.9 million for the quarter and six months ended June 30, 1997, respectively, as compared to $2.1 million and $4.3 million for the same periods in 1996. FDIC insurance premiums, professional and advertising expenses (excluding merger related expenses) were approximately $1.1 million and $2.0 million for the quarter and six months ended June 30, 1997, compared to $1.6 million and $3.2 million for the same periods in 1996. FDIC insurance premiums for the quarter and six months ended June 30, 1997 were $297,000 and $587,000, respectively, as compared to $971,000 and $1.9 million for the same periods in 1996. See "Deposit Insurance and Other Matters" for a further discussion of deposit insurance.

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY


Non-interest expense for the quarter and six months ended June 30, 1997 included adjustments to the interest rate exchange agreements liability established in 1993. During the quarter and six months ended June 30, 1997, provisions (recoveries) of approximately $131,000 and ($5,000), respectively, were recorded to increase (decrease) the interest rate exchange agreements liability to reflect the effect of interest rate changes on the market value of Eureka's obligations under the interest rate exchange agreements. During the quarter and six months ended June 30, 1996, (recoveries) of approximately ($100,000) and ($569,000), respectively, were recorded to decrease the interest rate exchange agreements liability to reflect the effect of interest rate increases on the market value of Eureka's obligations under the interest rate exchange agreements.

Other non-interest expense for the quarter and six months ended June 30, 1997 totaled $2.2 million and $4.1 million, respectively, compared to $2.1 million and $4.2 million for the same periods in 1996.

PROVISION FOR INCOME TAXES AND DEFERRED TAX ASSETS

Due to the net operating loss carryforwards available to AFEH arising from the acquisition of Eureka, AFEH does not expect to pay any regular income taxes in 1997. AFEH's alternative minimum taxes totaled $180,000 and $370,000, respectively, for the quarter and six months ended June 30, 1997, as compared to $170,000 and $380,000 for the same periods in 1996. Alternative minimum taxes paid by AFEH are recorded as deferred tax assets as they result in tax credits with an indefinite life and will be used to offset future regular and income tax liabilities.

As required by Statement of Financial Accounting Standard No. 109 ("SFAS No. 109"), management periodically reevaluates the realizability of the deferred tax assets and adjusts the valuation allowance so that the resulting level of the net deferred tax assets will, more likely than not, be realized. As of December 31, 1996, an adjustment of $26.2 million was recorded to reduce the valuation allowance for net deferred tax assets primarily for the recognition of estimated benefits from net operating loss carryforwards. In addition, an adjustment of $4.6 million was recorded to reduce the valuation allowance through June 30, 1997.

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

Net deferred tax assets totaled $22.4 million and $22.6 million at June 30, 1997 and December 31, 1996, respectively. A valuation allowance is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized based on a review of available evidence. The allowance is subject to ongoing adjustments based on changes in circumstances that affect management's assessment of the realizability of the deferred tax assets. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense (benefit).

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY


ASSISTANCE AGREEMENT

Under the terms of the Assistance Agreement between Eureka and the FDIC entered into in 1988 in connection with the assisted acquisition of the assets and liabilities of Eureka Federal Savings and Loan Association, $50 million in preferred stock was issued to the FDIC. In 1990, $30 million of the preferred stock was redeemed by the FDIC, and in May 1997, an additional $10 million of
the preferred stock was redeemed.   The $10 million in non-voting Series A
Preferred Stock which remains outstanding is mandatorily redeemable in May 1998, and has a liquidation value of $100 per share. The holder of this preferred stock is not entitled to dividends. The remaining preferred stock is being accreted through the redemption date of 1998, and the accretion is recorded as interest expense on other borrowings. The accretion for the quarter and six months ended June 30, 1997 totaled approximately $507,000 and $1.1 million, respectively, as compared to $543,000 and $1.1 million for the same periods in 1996, and is included in interest expense.

Upon completion of the merger between AFEH and Bay View, the outstanding mandatorily redeemable non-voting Series A Preferred Stock will be redeemed prior to its scheduled maturity of May 1998. Under the terms of the Assistance Agreement, and as a result of the Merger Agreement discussed above, the Partnership also expects to pay a final participation payment to the FDIC of approximately $12.8 million from cash received at the time of the merger. The final participation payment is in addition to the redemption of the remaining $10 million in outstanding Series A Preferred Stock.

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

A common measure of financial institution IRR is the interest rate "gap." This is the difference between the amount of assets and liabilities which are expected to mature or reprice within a specific time period (such as one or three years). A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest-rate sensitive assets maturing or repricing within a given period. At June 30, 1997, Eureka's cumulative one-year and three-year interest rate gaps were a positive two percent and a negative three percent of total assets, respectively. In the case of the one-year gap, this suggests that the net interest margin would be increased if interest rates were to rise. At June 30, 1996, Eureka's cumulative one-year and three-year interest rate gaps were a positive two percent and a negative four percent of total assets, respectively. In the case of the one-year gap, this suggests that the net interest margin would be increased if interest rates were to rise.

Management is of the opinion that simulating various interest rate scenarios is a more effective measure of IRR because it incorporates specific assumptions not considered in the "gap" analyses. The assumptions which are

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY


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

The exposure to IRR as of June 30, 1997 is within the limits established by the board of directors, and the level of IRR is acceptable in view of expected market conditions and the potential for adverse developments in interest rate levels.

LIQUIDITY

Eureka derives its primary liquidity from loan repayments, customer deposits, FHLB advances and securities sold under agreements to repurchase. Eureka manages liquidity by coordinating the relative maturities of assets and liabilities. A much larger source of liquidity is the base of readily marketable assets, as well as ready access to secured borrowings. The sources of liquidity are influenced by various uncertainties, primarily market interest rates. Eureka continually evaluates its sources of funds, and a decline in any one source of funds generally can be offset by an alternate source, although potentially at a different cost. At June 30, 1997, Eureka had outstanding loan funding commitments of approximately $129 million. Management believes that existing liquidity and other capital resources are adequate to fund existing and anticipated commitments at June 30, 1997.

Regulations require a savings institution to maintain a liquidity ratio of at least five percent of cash and specified securities to net withdrawable accounts and borrowings due in one year. For the month of June 1997, Eureka's liquidity ratio was 5.26% compared to 5.74% for the month of December 1996.

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY


CAPITAL REQUIREMENTS

Federal regulations also require that savings institutions meet three separate capital tests: a tangible capital standard, a core capital standard and a risk-based capital standard. At June 30, 1997, Eureka maintained regulatory capital as follows:


                                                                        (000's)
                                       ---------------------------------------------------------------------------
                                              Tangible                   Core                    Risk-Based
                                              Capital                   Capital                    Capital
                                       ----------------------   ------------------------   -----------------------
                                                                                                           % of
                                                        %                          %                    Risk-Based
                                         Amount     of Assets       Amount     of Assets     Amount       Assets
                                         ------     ---------       ------     ---------     ------     ----------

GAAP capital                           $178,133                   $178,133                 $178,133
Non-allowable assets:
 Excess deferred tax assets             (13,919)                   (13,919)                 (13,919)
 Intangible and mortgage
   servicing assets                      (2,778)                    (2,778)                  (2,778)
 Non-includable Subsidiaries             (3,754)                    (3,754)                  (3,754)
Net unrealized loss on securities
 available for sale                         452                        452                      452
Allowance for loan losses                   -                          -                      7,161
                                       --------       -------      -------         -----   --------        -------
Computed regulatory capital             158,134         7.32%      158,134         7.32%    165,295         16.66%
Minimum capital requirement              32,422         1.50%       64,844         3.00%     79,393          8.00%
                                       --------       -------      -------         -----   --------        -------
Excess regulatory capital              $125,712         5.82%     $ 93,290         4.32%   $ 85,902          8.66%
                                       ========       =======      =======         =====   ========        =======

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128 ("SFAS No. 128"), "Earnings Per Share." This statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces the computation of primary EPS with the computation of basic EPS (net income applicable to common stock divided by average common shares outstanding). This statement also requires the dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of both EPS computations.

SFAS No. 128 is effective with the Partnership's year-end 1997 financial statements; earlier application is not permitted, however the statement requires restatement of all prior period EPS data presented including interim periods. The basic and diluted EPS as calculated under SFAS No. 128 for the Partnership's quarter and six-month period ended June 30, 1997 would not differ materially from the existing primary and fully diluted EPS as presently calculated under APB 15.

In February 1997, the FASB issued Statement of Financial Accounting Standard No. 129 ("SFAS No. 129"), "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 is effective with the Partnership's year-end 1997 financial statements and interim periods thereafter.

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. It requires that the Partnership classify items of other comprehensive income, as defined by accounting standards, by their nature in a financial statement, but does not specify a particular format for the

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY


statement. The Partnership is in the process of determining the format it will employ. The statement also requires that the accumulated balance of other comprehensive income be displayed as a separate component of partners' capital in the balance sheet.

SFAS No. 130 is effective with the Partnership's year-end 1998 financial statements; however, a total for comprehensive income is required in the financial statements beginning with the first quarter of 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. SFAS No. 131 is effective with the Partnership's year-end 1997 financial statements and interim periods thereafter.

In January, 1997, the Securities and Exchange Commission ("SEC") adopted rule amendments to enhance existing disclosure requirements for derivative financial instruments as well as for market risks to which registrants are exposed. The enhanced accounting policy disclosure requirements are effective for the quarterly period ended June 30, 1997. Since the Partnership believes that the derivative financial instrument disclosures contained within the notes to the consolidated financial statements of its 1996 Form 10-K substantially conform with the accounting policy requirements of these rule amendments, no further interim period disclosure has been provided. The rule amendments that require enhanced disclosure about market risk are effective with the 1997 Form 10-K.

DEPOSIT INSURANCE AND OTHER MATTERS

Eureka's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount provided by law through the SAIF. For the quarter and six months ended June 30, 1997, Eureka paid deposit insurance premiums to the SAIF of $297,000 and $587,000, respectively, based on an annual assessment rate of approximately .065% of covered deposits for the first quarter of 1997, and .063% of covered deposits for the second quarter of 1997.

For the quarter and six months ended June 30, 1996, Eureka paid deposit insurance premiums to the SAIF of $971,000 and $1.9 million, respectively, based on an annual assessment rate of approximately .23% of covered deposits through June 30, 1996.

On September 30, 1996, the President signed an appropriations bill which included provisions to recapitalize the SAIF. Under the provisions of the bill, the SAIF was recapitalized through a combined approach of imposing a one-time special assessment on SAIF-insured institutions, and an incremental pro-rata charge on SAIF-insured institutions and commercial banks insured under the Bank Insurance Fund ("BIF"), to be used to pay the interest on Financing Corporation ("FICO") bonds issued as part of the 1989 savings association rescue package adopted under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). The SAIF recapitalization provisions imposed a one-time special assessment of 65.7 basis points (approximately $11 million for Eureka) on deposits held by SAIF-insured institutions as of March 31, 1995, payable not later than 60 days after the enactment of the legislation, and reduced the annual assessment rate for SAIF-insured institutions from 23 basis points to 6.4 basis points (a reduction of approximately $3 million annually based upon Eureka's insured deposits at September 30, 1996) beginning in 1997. Although deposit premiums for thrifts will continue to be higher than the banking industry's through the year 2000, the premium reduction significantly reduced the inequity of Eureka paying a deposit premium significantly higher than that of a similarly sized commercial bank. Beginning January 1, 2000, SAIF-insured and BIF-insured deposits alike will be assessed on a pro-rata basis (expected to be at a rate of approximately 2.4 basis

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY


points) to repay the FICO bonds until the year 2017, and thereafter phased out, with the phase-out being completed in 2019.

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

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY


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

    10(c). Assistance Agreement dated May 27, 1988 (incorporated herein by reference to Form 8 filed June 15, 1988 pursuant to Section 13 or 15(d) of the Securities Exchange Act by America First Financial Fund 1987-A Limited Partnership (Commission File No. 0-16918)).

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

    10(i). Form of Agreement between EurekaBank and certain executive officers and directors which effectively amends certain provisions of the Long-Term Incentive Compensation Plan (incorporated herein by reference to Form 10-K dated December 31, 1996, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Financial Fund 1987-A Limited Partnership (Commission File No. 0-16918)).

    10(j). Form of Supplemental Agreement between EurekaBank and certain executive officers and directors which effectively amends certain provisions of the Long-Term Incentive Compensation Plan (incorporated herein by reference to Form 10-K dated December 31, 1996, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Financial Fund

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY


            1987-A Limited Partnership (Commission File No. 0-16918)).

    10(k). EurekaBank Equity Appreciation Plan Effective April 1, 1996, for the benefit of certain officers, directors and employees of EurekaBank and America First Eureka Holdings, Inc. (incorporated herein by reference to Form 10-Q dated March 31, 1997, filed pursuant to
            Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Financial Fund 1987-A Limited Partnership (Commission File No. 0-16918)).

    27.     Financial Data Schedule.


(b) On May 16, 1997, the Partnership filed a Current Report on Form 8-K to report a press release issued on May 8, 1997 announcing that it had entered into a definitive agreement with Bay View Capital Corporation with respect to a merger of its subsidiary America First Eureka Holdings with Bay View.

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

                                  AMERICA FIRST FINANCIAL FUND
                                  1987-A LIMITED PARTNERSHIP

                                  By America First Capital
                                     Associates Limited
                                     Partnership Five, General
                                     Partner of the Registrant

                                  By AFCA-5 Management Corporation,
                                     General Partner of America First
                                     Capital Associates Limited Partnership Five



Date: August 7, 1997              By /s/ George H. Krauss
                                     -------------------------------------------
                                     George H. Krauss
                                     Chairman of the Board of Directors
                                     and Secretary (Principal Executive Officer)



Date: August 7, 1997              By /s/ J. Paul Bagley
                                     -------------------------------------------
                                     J. Paul Bagley
                                     Director, President and Treasurer
                                     (Principal Financial Officer)