Form 10-Q
period 1997-09-30
AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP
filed 1997-11-13
CIK 818789

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934

For the quarterly period ended September 30, 1997 or

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ______________

     Commission File Number:  0-16918


            AMERICA FIRST FINANCIAL FUND 1987-A LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



     Delaware                                              47-0713310
---------------------------------------------------------------------------
(State or other jurisdiction                            (IRS Employer
of incorporation or organization)                       Identification No.)

1004 Farnam Street, Omaha, Nebraska                           68102
---------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (402) 444-1630
---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                   FORM 10-Q


                               September 30, 1997



                               TABLE OF CONTENTS

                                                                                                 PAGE
PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements

             Consolidated Balance Sheets
             September 30, 1997 and December 31, 1996.......................................      1

             Consolidated Statements of Operations
             For the quarters ended September 30, 1997 and  September 30, 1996
             and for the nine months ended September 30, 1997 and September 30, 1996........      2

             Consolidated Statement of Partners' Capital
             For the nine months ended September 30, 1997...................................      3

             Consolidated Statements of Cash Flows
             For the nine months ended September 30, 1997 and September 30, 1996............      4

             Notes to Consolidated Financial Statements.....................................      5


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................................      8

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K...............................................     17

SIGNATURES..................................................................................     20


   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

--------------------------------------------------------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
--------------------------------------------------------------------------------------------------
                                                       September 30, 1997        December 31, 1996
--------------------------------------------------------------------------------------------------
Assets
 Cash and amounts due from depository institutions           $   39,249               $   30,827
 Federal funds sold                                              24,900                   20,000
 Securities purchased under agreements to resell                 38,415                    5,300
 Mortgage-backed securities, net
  Held to maturity                                              506,779                  630,106
  Available-for-sale                                             41,285                   44,489
Loans receivable, net                                         1,524,335                1,403,483
Loans held for sale                                               1,551                      370
Accrued interest receivable                                      12,834                   12,217
Premises and equipment, net                                       8,394                    8,888
Federal Home Loan Bank stock, at cost                            20,236                   21,827
Real estate held for sale or investment, net                      1,328                    1,328
Real estate owned, net                                            1,958                    1,438
Deferred tax assets, net                                         22,053                   22,643
 Other assets                                                     7,200                    6,135
--------------------------------------------------------------------------------------------------
  Total Assets                                               $2,250,517               $2,209,051
--------------------------------------------------------------------------------------------------
Liabilities and Partners' Capital
 Customer deposits                                           $1,965,961               $1,840,485
 Securities sold under agreements to repurchase                       -                   44,353
 Other borrowings                                                68,481                  106,998
 Distributions payable                                            2,437                    2,437
 Other liabilities and accrued expenses                          16,217                   19,583
--------------------------------------------------------------------------------------------------
  Total Liabilities                                           2,053,096                2,013,856
--------------------------------------------------------------------------------------------------
Redeemable Preferred Stock; Series A, no par value;
  100,000 shares outstanding, $10 million liquidation value
  at September 30, 1997; and 200,000 shares outstanding, $20
  million liquidation value at December 31, 1996                  9,153                   17,748

Partners' Capital:
 General Partner                                                 11,520                    9,155
 Beneficial Unit Certificate (BUC) Holders
 6,010,589 BUCs authorized, issued and outstanding              176,748                  168,292
--------------------------------------------------------------------------------------------------
  Total Partners' Capital                                       188,268                  177,447
--------------------------------------------------------------------------------------------------
Total Liabilities and Partners' Capital                      $2,250,517               $2,209,051
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY

-----------------------------------------------------------------------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands except per BUC amounts)
-----------------------------------------------------------------------------------------------------------------------
                                                           For the          For the       For the Nine    For the Nine
                                                        Quarter Ended    Quarter Ended    Months Ended    Months Ended
                                                        Sept. 30, 1997  Sept. 30, 1996   Sept. 30, 1997  Sept. 30, 1996
-----------------------------------------------------------------------------------------------------------------------
Interest income
 Interest and fees on loans                                    $28,814         $26,570         $ 83,408        $ 80,321
 Interest on mortgage-backed securities                         10,093          12,108           32,117          38,625
 Interest and dividends on investment                              894           1,111            2,298           3,481
-----------------------------------------------------------------------------------------------------------------------
 Total interest income                                          39,801          39,789          117,823         122,427
-----------------------------------------------------------------------------------------------------------------------
Interest expense
 Interest on deposits                                           22,921          20,835           66,375          60,894
 Interest on borrowings                                          1,068           3,488            3,928          14,815
 Preferred Stock accretion                                         299             560            1,405           1,627
-----------------------------------------------------------------------------------------------------------------------
 Total interest expense                                         24,288          24,883           71,708          77,336
-----------------------------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses            15,513          14,906           46,115          45,091
 Provision for loan losses                                         250              71              752             852
-----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses             15,263          14,835           45,363          44,239
-----------------------------------------------------------------------------------------------------------------------
Non-interest income
 Deposit related fees                                              492             471            1,399           1,393
 Loan related fees                                                 298             326              906           1,038
 Gain on disposition of loans                                       67              56              234             210
 Other income                                                    1,554             855            5,090           2,372
-----------------------------------------------------------------------------------------------------------------------
 Total non-interest income                                       2,411           1,708            7,629           5,013
-----------------------------------------------------------------------------------------------------------------------
Non-interest expense
 Compensation and benefits                                       6,733           5,350           18,371          16,017
 Occupancy and equipment                                         2,002           2,018            5,934           6,331
 FDIC premiums and special assessments                             384          12,123            1,151          14,303
 Professional services                                             441             305            1,455             843
 Advertising and promotion                                         169             235              883             761
 Provision for loss (recovery) on interest
   rate exchange agreements                                         22             147               17            (422)
 Other expense                                                   2,359           1,944            6,427           6,158
-----------------------------------------------------------------------------------------------------------------------
 Total non-interest expense                                     12,110          22,122           34,238          43,991
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                5,564          (5,579)          18,754           5,261
 Provision for income taxes                                        320               -              960               -
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $ 5,244         $(5,579)        $ 17,794        $  5,261
-----------------------------------------------------------------------------------------------------------------------
Net income (loss) allocated to:
 General Partner                                               $   621         $(1,620)        $  2,378        $   (459)
 BUC Holders                                                     4,623          (3,959)          15,416           5,720
-----------------------------------------------------------------------------------------------------------------------
                                                                $5,244         $(5,579)         $17,794          $5,261
-----------------------------------------------------------------------------------------------------------------------
Net income (loss) per BUC                                       $  .77         $  (.66)         $  2.56        $    .95
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY

                CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                For the Nine Months Ended September 30, 1997
                           (dollars in thousands)



------------------------------------------------------------------------------
                                             General
                                             Partner    BUC Holders   Total
------------------------------------------------------------------------------
Balance at December 31, 1996                $ 9,155     $168,292     $177,447
Net income                                    2,378       15,416       17,794
Cash distributions paid or accrued              (97)      (7,213)      (7,310)
Net unrealized gain on available-for-sale
   mortgage-backed securities                    84        253          337
------------------------------------------------------------------------------
Balance at September 30, 1997               $11,520      $176,748    $188,268
------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

----------------------------------------------------------------------------------------------------------------
                                                                           For the Nine         For the Nine
                                                                           Months Ended          Months Ended
                                                                        September 30, 1997    September 30, 1996
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                   $ 17,794              $  5,261
Adjustments to reconcile net income to net cash
 provided by operating activities
 Amortization of:
   Investments and mortgage-backed securities net premium                       1,567                 2,002
   Loan premium                                                                    60                   699
   Intangibles                                                                    869                   923
 Proceeds from sale of loans                                                   12,739                13,710
 Originations of loans held for sale                                          (13,686)              (13,996)
 Net gain on sale of real estate owned and held for sale or investment         (1,571)                  (22)
 Gain on sale of loans                                                           (234)                 (210)
 Provision for loan losses                                                        752                   852
 Provision for loss (recovery) on interest rate exchange agreements                17                  (422)
 (Increase) decrease in accrued interest receivable                              (617)                  406
 Decrease in accrued interest payable                                          (1,316)               (2,581)
 Depreciation and amortization of premises and equipment                        1,261                 1,280
 Net provision for income taxes                                                   960                     -
 Increase in other assets                                                      (2,125)               (2,995)
 (Decrease) increase in other liabilities                                      (2,368)               10,335
 Other, net                                                                      (182)                1,819
----------------------------------------------------------------------------------------------------------------

Total adjustments                                                              (3,874)               11,800
----------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                     13,920                17,061
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
 Originations of loans held for investment                                   (326,327)             (169,027)
 Purchases of mortgage-backed securities held for investment                        -               (14,548)
 Purchases of real estate loans                                                (7,438)              (23,341)
 Purchases of premises and equipment                                             (817)                 (903)
 Principal payments on mortgage-backed securities                             125,302               154,023
 Principal payments on loans                                                  210,248               210,069
 Proceeds from sales of real estate owned and held for sale or investment       2,870                 3,115
 Proceeds from sale of Federal Home Loan Bank Stock                             2,599                   911
 Other, net                                                                       786                   326
----------------------------------------------------------------------------------------------------------------
 Net cash provided by investing activities                                      7,223               160,625
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
 Net increase in checking, money market accounts
   and passbook savings                                                        82,123                75,842
 Proceeds from issuance of certificates of deposits                           226,103               192,836
 Payments for maturing or early withdrawal
   of certificates of deposits                                               (182,751)             (166,178)
 Redemption of preferred stock                                                (10,000)                    -
 Net decrease in short-term repurchase agreements                             (44,353)              (47,255)
 Net decrease in Federal Home Loan Bank advances                              (38,518)             (250,952)
 Capital distributions                                                         (7,310)               (7,310)
----------------------------------------------------------------------------------------------------------------
 Net cash (used) provided by financing activities                              25,294              (203,017)
----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                           46,437               (25,331)
Cash and cash equivalents at beginning of period                               56,127                72,316
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $102,564               $46,985
----------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Non cash investing and financing activities:
   Additions to real estate acquired through foreclosure                      $ 2,037               $ 4,242
 Cash paid for interest (including interest credited)                         $73,023               $80,135
 Cash paid for alternative income and minimum
    franchise taxes                                                           $   370               $   545
----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

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

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (primarily consisting of normal recurring accruals) necessary for a fair presentation of the Partnership's financial condition as of September 30, 1997, and the results of its operations for the three and nine month periods ended September 30, 1997 and 1996.

3.  ALLOWANCE FOR LOAN LOSSES

    The Partnership recorded loan loss provisions of approximately $250,000 and $752,000 for the quarter and nine months ended September 30, 1997, respectively, compared to approximately $71,000 and $852,000 for the same periods in 1996. At September 30, 1997 and December 31, 1996, the allowance for loan losses was approximately $7.4 million and $7.1 million, respectively. Management believes that the allowance for loan losses was adequate given the composition, credit characteristics and loss experience of the loan portfolio.

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

    In 1993, the sustained decline in interest rates in the general economy and the resulting prepayment of mortgage loans associated with the interest rate exchange agreements caused Eureka to establish a liability based on the estimated fair value of interest rate exchange agreements that were no longer deemed effective as hedges. During the quarter ended September 30, 1997, Eureka recorded a provision to non-interest expense on interest rate exchange agreements of approximately $22,000 to reflect the effect of interest rate decreases on the market value of Eureka's related obligations. A net provision of approximately $17,000 was recorded for the nine months ended September 30, 1997. During the quarter and nine months ended September 30, 1996, Eureka recorded to non-interest expense provisions (recoveries) on interest rate exchange agreements of approximately $147,000 and ($422,000), respectively, to reflect the effect of interest rate changes on the market value of Eureka's related obligations. The recorded liability for the interest rate exchange agreements totaled approximately $379,000 and $1.2 million at September 30, 1997 and December 31, 1996, respectively. Net interest payable on interest rate exchange agreements

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY

    was $395,000 and $629,000 at September 30, 1997 and December 31, 1996,
    respectively, and was included in other liabilities and accrued expenses.

    For the quarter and nine months ended September 30, 1997, net interest expense on interest rate exchange agreements (after amortization of the interest rate exchange agreement liability of $253,000 and $872,000, respectively) totaled approximately $130,000 and $550,000, respectively. For the quarter and nine months ended September 30, 1996, net interest expense on interest rate exchange agreements (after amortization of the interest rate exchange agreement liability of $351,000 and $1.4 million, respectively) totaled approximately $238,000 and $622,000, respectively. Net interest expense on interest rate exchange agreements is included as an adjustment to interest income on loans. The notional amount of interest rate exchange agreements outstanding was $55 million at September 30, 1997. The notional amount of interest rate exchange agreements outstanding at December 31, 1996 was $100 million.

5.  INCOME TAXES

    The Partnership files calendar year federal and state Partnership information returns, reporting its operations on an accrual basis. The consolidated financial statement provisions for income tax for the quarter and nine months ended September 30, 1997 and 1996 relate to the Partnership's subsidiary, AFEH and its subsidiaries. AFEH and its subsidiaries file calendar year consolidated federal income and combined California franchise tax returns.

    Deferred tax assets were initially recognized for net operating loss and tax credit carryforwards and differences between the financial statements carrying amount and the tax bases of assets and liabilities which would result in future deduction amounts. A valuation allowance is established to reduce the deferred tax assets to the level at which it is more likely than not that the tax benefits will be recognized.

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

6.  PROPOSED MERGER WITH BAY VIEW CAPITAL CORPORATION

    On May 8, 1997, the Partnership announced that it had entered into a definitive agreement with Bay View Capital Corporation with respect to a merger of its subsidiary America First Eureka Holdings with Bay View (the "Merger Agreement"). Under the terms of the Merger Agreement, the Partnership will receive $90 million in cash and $210 million in Bay View common stock (subject to a minimum of 8,076,923 shares and a maximum of 10,000,000 shares) for all of its interest in America First Eureka Holdings, which owns Eureka. If the market price of Bay View common stock (based on the average closing prices over a specified period) is less than $21.00 per share, the Partnership has the right to terminate the Merger Agreement unless the total value of the shares of Bay View common stock to be received is $210 million in addition to the cash portion of $90 million. The transaction is expected to close on or about January 2, 1998, and is subject to customary conditions, including approval by the BUC holders and Bay View stockholders. Approval for the merger was received from the Office of Thrift Supervision during the third quarter of 1997. Please refer to the Partnership's Form 8-K dated May 16, 1997 for further information. The number of Bay View shares to be received by the Partnership under the terms of the Merger Agreement are adjusted for a Bay View 100% stock dividend declared on April 14, 1997 to Bay View stockholders of record on May 9, 1997.

    In May 1997, $10 million of the preferred stock issued to the FDIC was redeemed. The $10 million in mandatorily redeemable non-voting Series A Preferred Stock which remains outstanding would have been redeemed in May 1998, but will be redeemed when the merger is completed.

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY


    Under the terms of the Assistance Agreement, and as a result of the Merger Agreement discussed above, the Partnership expects to pay a final participation payment to the FDIC of approximately a range currently estimated to be $8.5 million to $12.8 million from cash received at the time of the merger. The final participation payment is in addition to the redemption of the remaining $10 million in outstanding Series A Preferred Stock.

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY

--------------------------------------------------------------------------------
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in this Management's Discussion and Analysis section, certain discussions contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause the actual results of operations and other information to differ materially from those results of operations and other information discussed in those forward-looking statements. Those factors include fluctuations in interest rates, inflation, the impact of federal government legislation and regulations (including changes in legislation and regulation), and economic conditions and competition in the geographic and business area in which the Partnership conducts its operations. The forward-looking statements are made as of the date of this Form 10-Q and the Partnership undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. The interim information discussed below should be read in conjunction with the Partnership's 1996 Form 10-K, in particular the forward-looking statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations.

PROPOSED MERGER WITH BAY VIEW CAPITAL CORPORATION

On May 8, 1997, the Partnership announced that it had entered into a definitive agreement with Bay View Capital Corporation ("Bay View") with respect to a merger of its subsidiary America First Eureka Holdings with Bay View (the "Merger Agreement"). Under the terms of the Merger Agreement, the Partnership will receive $90 million in cash and $210 million in Bay View common stock (subject to a minimum of 8,076,923 shares and a maximum of 10,000,000 shares) for all of its interest in America First Eureka Holdings, which owns Eureka.
If the market price of Bay View common stock (based on the average closing prices over a specified period) is less than $21.00 per share, the Partnership has the right to terminate the Merger Agreement unless the total value of the shares of Bay View common stock to be received is $210 million in addition to the cash portion of $90 million. The transaction is expected to close on or about January 2, 1998, and is subject to customary conditions, including approval by the BUC holders and Bay View stockholders. Approval for the merger was received from the Office of Thrift Supervision during the third quarter of 1997. The number of Bay View shares to be received by the Partnership under the terms of the Merger Agreement are adjusted to reflect a Bay View 100% stock dividend declared on April 14, 1997 to Bay View stockholders of record on May 9, 1997. Please refer to the Partnership's Form 8-K dated May 16, 1997 for further information regarding the merger. Excluding the FDIC final payment discussed in "Assistance Agreement" below, and assuming a Bay View share price of $26, expenses which will be recorded at the effective date of the merger are estimated to be $33 million. See "Non-Interest Expense" for further discussion on merger expenses. Actual expenses for merger related transactions may be higher or lower than this estimate.

FINANCIAL CONDITION

At September 30, 1997, Partnership assets were approximately $2.3 billion, which was approximately $41 million more than Partnership assets at December 31, 1996, and consisted primarily of the assets of Eureka. Significant changes in the composition of the balance sheet included the following:

 .  Net loans receivable, loans held for sale and net mortgage-backed securities
   ("MBS") decreased nominally during the nine months ended September 30, 1997. The net decrease in the loan and MBS portfolios were primarily due to prepayments. During the nine months ended September 30, 1997, Eureka originated (net of sales) $76 million and $249 million in retail and wholesale loans, respectively. Wholesale loan originations enable Eureka to add assets that meet its credit quality guidelines within its market area, and management believes that wholesale loan originations will continue to be a significant percentage of total originations through 1997. Mortgage loans purchased during the nine months ended September 30, 1997 totaled $7 million. There were no MBS additions during the first nine months of 1997. Repayments and other deductions of $206 million and $125 million were

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY

   recorded in the mortgage loan and MBS portfolios, respectively, during the nine months ended September 30, 1997.

 . Retail deposits increased approximately $125 million since December 31, 1996, and totaled $2.0 billion at September 30, 1997. This increase is primarily due to deposit promotion and retention incentives. The increases were primarily in time deposits.

 . Securities sold under agreements to repurchase and other borrowings decreased approximately $83 million during the first nine months of 1997 to $68 million at September 30, 1997. As of September 30, 1997, other liabilities decreased approximately $3.4 million from December 31, 1996, primarily due to reductions for accrued interest on borrowings and interest rate exchange agreements, and other payables.

At September 30, 1997 and December 31, 1996, the loan-to-deposit ratios were 78% and 76%, respectively. Loans, MBS, federal funds sold, and securities purchased under agreements to resell comprised approximately 95% of Partnership assets at September 30, 1997 and December 31, 1996. As of September 30, 1997, short-term advances/borrowings were essentially zero.

Cash distributions paid or accrued during the quarter ended September 30, 1997 totaled $.40 per BUC. The amount of cash distributions paid or accrued for the third quarter of 1997 is consistent with the same period in 1996. Future distributions are expected to be made principally from dividends paid to the Partnership by AFEH. AFEH funds these dividends by receipt of dividends from Eureka, the payment of which is subject to regulatory limitation. Accordingly, it is not possible to estimate the level of cash distributions to BUC Holders in the future.

ASSET QUALITY

The allowance for loan losses was $7.4 million and $7.1 million, or .48% and
 .50% of gross loans outstanding at September 30, 1997 and December 31, 1996, respectively. Net non-performing assets (loans which were 90 or more days delinquent and real estate acquired through foreclosure) were approximately $4.9 million and $5.7 million, or .22% and .26% of total assets at September 30, 1997 and December 31, 1996, respectively. This compares favorably to 1.24% for non-performing assets as of June 30, 1997, for thrifts located in California as reported by the Office of Thrift Supervision ("OTS"). The allowance for loan losses as a percentage of non-performing loans was approximately 253% at September 30, 1997 compared to approximately 159% at December 31, 1996. Management believes that reserves are adequate given the composition, credit characteristics and loss experience of the loan portfolio.

The level of loans 30 days or more delinquent was approximately $5.3 million or .35% of loans at September 30, 1997, compared to approximately $7.4 million or .53% of loans at December 31, 1996. This compares favorably to 2.25% for loans
30 days or more delinquent as of June 30, 1997, for thrifts located in California as reported by the OTS.

RESULTS OF OPERATIONS

Net income (loss) for the quarter and nine months ended September 30, 1997 was approximately $5.2 million and $17.8 million, respectively, as compared to ($5.6) million and $5.3 million for the same periods in 1996. Net income (loss) per BUC for the quarter and nine months ended September 30, 1997 was $.77 and $2.56, respectively, as compared to ($.66) and $.95 for the same periods in 1996. The increase in net income and net income per BUC for the quarter and nine months ended September 30, 1997 as compared to the same periods in 1996 is primarily due to the one-time Savings Association Insurance Fund ("SAIF") assessment of $11 million recorded at September 30, 1996. The one-time SAIF assessment reduced 1996 operations from approximately $16.3 million to $5.3 million during the first nine months. See "Deposit Insurance and Other Matters" for further discussion of the SAIF

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY

assessment.

NET INTEREST INCOME

Net interest income before the provision for loan losses for the quarter and nine months ended September 30, 1997, was approximately $15.5 million and $46.1 million, respectively, as compared to $14.9 million and $45.1 million for the same periods in 1996. Net interest income is the Partnership's principal income component and is determined by the relative levels of, and interest rates paid on, interest earning assets and interest bearing liabilities. Average interest earning assets were approximately $2.2 billion for the quarter and nine months ended September 30, 1997, compared to approximately $2.2 billion and $2.3 billion, respectively, for the quarter and nine months ended September 30, 1996.

The net interest margin, the net yield on average assets, for the quarter and nine months ended September 30, 1997 was 2.82% and 2.77%, respectively, as compared to 2.65% and 2.58% for the same periods in 1996. The net interest margin improved in the quarter and nine months ended September 30, 1997 as compared to the same periods in 1996, as earnings on adjustable rate mortgage loans remained stable and the cost of funds was lower. The 1997 cost of funds was lower than 1996 due to the increase in lower-cost deposit liabilities which offset the reduction of high-cost borrowed funds. The notional amount of interest rate exchange agreements decreased from $100 million at December 31, 1996 to $55 million at September 30, 1997. Lower accretion of the recorded liability for interest rate exchange agreements, offset by the expiration of some of these agreements, decreased the net interest expense on interest rate exchange agreements to $130,000 for the quarter ended September 30, 1997, as compared to $238,000 for the third quarter of 1996. The net interest expense for the nine months ended September 30, 1997 was $550,000, as compared to $622,000 for the nine months ended September 30,1996.

PROVISION FOR LOAN LOSSES

The Partnership recorded loan loss provisions of approximately $250,000 and $752,000 for the quarter and nine months ended September 30, 1997, respectively, as compared to $71,000 and $852,000 for the same periods in 1996. Asset quality has continued to improve throughout 1997, resulting in a total decrease of $100,000 from 1996 in the loan loss provision. See "Asset Quality" above for a discussion of this matter. Net loan charge-offs, primarily on mortgage loans, were $43,000 and $252,000 for the quarter and nine months ended September 30, 1997, respectively, as compared to $95,000 and $459,000 for the same periods in 1996.

Eureka's determination of the allowance for loan losses and the resulting provision for loan losses are based upon judgments and assumptions regarding various factors including general economic conditions, internal asset review findings, composition of the loan portfolio, historical loss experience and estimates of potential future losses. Management believes that it has recorded adequate provisions to the allowance for loan losses to cover potential losses, particularly considering the low level of delinquencies and charge-offs experienced by Eureka over the past five years and continued adherence to strict credit quality control guidelines. The decrease in the provision for the first nine months of 1997 is primarily due to strong asset quality and continued improvement in the asset quality ratios as described above. Management will continue to evaluate the appropriate level of the allowance for loan losses based on outstanding loan balances, net charge-offs and trends in asset quality. However, future loss experience related to changes in the economy and interest rate environment may vary.

NON-INTEREST INCOME

The principal components of non-interest income are deposit and loan related fee income, gains on the disposition of loans and other income. Total non-interest income increased to approximately $2.4 million and $7.6 million for the quarter and nine months ended September 30, 1997, respectively, compared to $1.7 million and $5.0 million for the same periods in 1996, as a result primarily of gains on real estate sales and other income adjustments discussed below.

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY

Deposit and loan related fees for the quarter and nine months ended September 30, 1997 were approximately $790,000 and $2.3 million, respectively, compared to $797,000 and $2.4 million for the same periods in 1996.

Eureka originates "conforming loans" (fixed rate loans which meet the FHLMC lending requirements) for sale in the secondary mortgage market. The net gain from Eureka's loan sale activities was approximately $67,000 and $234,000 for the quarter and nine months ended September 30, 1997, respectively, on loan sales of approximately $3.3 million and $11.8 million, respectively. During the comparable periods a year earlier, Eureka sold conforming loans with principal balances which totaled $3.4 million and $13.5 million, respectively, at a net gain of approximately $56,000 and $210,000, respectively. The net gain from loan sale activities for the nine months ended September 30, 1997 and 1996 includes $107,000 and $121,000, respectively, of capitalized originated mortgage servicing rights retained by Eureka.

Other non-interest income for the quarter and nine months ended September 30, 1997 was approximately $1.6 million, and $5.1 million, respectively, compared to $855,000 and $2.4 million for the same periods in 1996. The increase over 1996 for the first nine months in 1997 is primarily due to a gain of $1.5 million on the sale of real estate investments, and various miscellaneous recoveries including policy adjustments of $330,000 for insurance premiums, $150,000 for contingencies, and $1.1 million for the reduction of previously established reserves no longer considered necessary. Approximately $959,000 of the above gains and miscellaneous recoveries was recorded during the third quarter of 1997.

NON-INTEREST EXPENSE

The principal components of non-interest expense are compensation and benefits expense, occupancy and equipment expense, FDIC insurance premiums, professional and advertising expense, provision for loss (recovery) on interest rate exchange agreements and other administrative expenses. Non-interest expense for the quarter and nine months ended September 30, 1997 was approximately $12.1 million and $34.2 million, respectively. The quarter and nine months ended September 30, 1997 included $389,000 and $886,000, respectively, of merger expenses for professional services and personnel expenses. Excluding these expenses, non-interest expense for the quarter and nine months ended September 30, 1997 was approximately $11.7 million and $33.3 million, respectively, as compared to $22.1 million and $44.0 million for the same periods in 1996. The third quarter of 1996, however, included a SAIF assessment of $11.0 million which had a material impact on the quarter and annual earnings in 1996. Excluding the SAIF one-time assessment, non-interest expense for the quarter and nine months ended September 30, 1996 was $11.1 million and $33.0 million, respectively.

Compensation and benefits expenses were approximately $6.7 million and $18.4 million for the quarter and nine months ended September 30, 1997, respectively, compared to approximately $5.4 million and $16.0 million for the same periods in 1996. The increase in 1997 expenses is primarily due to increases in base compensation and adjustments to accruals for bonuses and incentive awards. Incentives to retain employees through the merger closing date increased compensation expenses by $193,000 for the quarter and nine months ended September 30, 1997. Further, upon consummation of the Merger, the Partnership expects to pay additional compensation under the terms of its two incentive compensation plans of approximately $25 million based upon a Bay View share price of $26. The additional compensation expense under the plans is contingent upon completion of the merger. See "Proposed Merger with Bay View Capital Corporation" for further discussion on this matter.

Occupancy and equipment expenses totaled $2.0 million and $5.9 million for the quarter and nine months ended September 30, 1997, respectively, as compared to $2.0 million and $6.3 million for the same periods in 1996. FDIC insurance premiums, professional and advertising expenses were approximately $994,000 and $3.5 million for the quarter and nine months ended September 30, 1997, which included merger related expenses for professional and other administrative services of $196,000 and $693,000 for the same periods. FDIC insurance premiums, professional and advertisement expenses in 1996 were $12.7 million and $15.9 million for the quarter and nine months ended September 30, 1996; as noted above, the 1996 periods' expenses included the one-time SAIF premium of $11.0

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY

million. See "Deposit Insurance and Other Matters" for a further discussion of deposit insurance.

Non-interest expense for the quarter and nine months ended September 30, 1997 included adjustments to the interest rate exchange agreements liability established in 1993. During the quarter and nine months ended September 30, 1997, net provisions of approximately $22,000 and $17,000, respectively, were recorded to increase the interest rate exchange agreements liability to reflect the effect of interest rate decreases on the market value of Eureka's obligations under the interest rate exchange agreements. During the quarter and nine months ended September 30, 1996, provisions (recoveries) of approximately $147,000 and ($422,000), respectively, were recorded to reflect the effect of interest rate changes on the market value of Eureka's obligations under the interest rate exchange agreements.

Other non-interest expense for the quarter and nine months ended September 30, 1997 totaled $2.4 million and $6.4 million, respectively, compared to $1.9 million and $6.2 million for the same periods in 1996. The increase in other non-interest expense in 1997 compared to 1996 is due mostly to broker fees on wholesale loans as a result of increases in wholesale loan originations in 1997 versus 1996.

PROVISION FOR INCOME TAXES AND DEFERRED TAX ASSETS

Due to the net operating loss carryforwards available to AFEH arising from the acquisition of Eureka, AFEH does not expect to pay any regular income taxes in 1997. AFEH paid no alternative minimum taxes in the quarter and $370,000 in the nine months ended September 30, 1997, as compared to $165,000 and $545,000 in the quarter and nine months ended September 30, 1996. Alternative minimum taxes paid by AFEH are recorded as deferred tax assets as they result in tax credits with an indefinite life and will be used to offset future regular and income tax liabilities.

As required by Statement of Financial Accounting Standard No. 109 ("SFAS No. 109"), management periodically reevaluates the realizability of the deferred tax assets and adjusts the valuation allowance so that the resulting level of the net deferred tax assets will, more likely than not, be realized. As of December 31, 1996, an adjustment of $26.2 million was recorded to reduce the valuation allowance for net deferred tax assets primarily for the recognition of estimated benefits from net operating loss carryforwards. In addition, an additional adjustment of $6.9 million was recorded to reduce the valuation allowance through September 30, 1997.

The reevaluation and resulting adjustment of the deferred tax asset valuation allowance occurred due to a number of factors which arose during the latter portion of 1996. With the enactment in August 1996 of legislation which repealed the tax deduction for bad debt reserves, and the later enactment of the SAIF recapitalization legislation which resulted in the special one-time assessment paid by Eureka (and all other SAIF-insured institutions), Eureka determined that it may be able to utilize net operating loss carryforward benefits that had previously been reserved against in the valuation allowance. Further, Eureka's strong financial results in 1996 and its consistent financial performance during the preceding two fiscal years, coupled with the forecast of a stable interest rate environment in the short term, separately indicated the likelihood that Eureka might be able to utilize additional net operating loss carryforward benefits against net pre-tax income generated in future financial reporting periods. Accordingly, Eureka reassessed the recoverability of the net deferred tax assets in the fourth quarter of 1996 and concluded that a downward adjustment in the valuation allowance for net operating loss carryforwards, as of the end of 1996, was appropriate. Federal net operating loss carryforwards were approximately $209 million at December 31, 1996, with various expiration dates through 2007. State net operating loss carryforwards were approximately $29 million at December 31, 1996, and expire in 1997. To the extent such carryforwards are used by AFEH, the FDIC may be entitled to share in the benefit of the utilization. See "Assistance Agreement" below for further discussion.

Net deferred tax assets totaled $22.1 million and $22.6 million at September 30, 1997 and December 31, 1996, respectively. A valuation allowance is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized based on a review of available evidence. The allowance is subject to ongoing adjustments

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY

based on changes in circumstances that affect management's assessment of the realizability of the deferred tax assets. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense (benefit).

ASSISTANCE AGREEMENT

Under the terms of the Assistance Agreement between Eureka and the FDIC entered into in 1988 in connection with the assisted acquisition of the assets and liabilities of Eureka Federal Savings and Loan Association, $50 million in preferred stock was issued to the FDIC. In 1990, $30 million of the preferred stock was redeemed by the FDIC, and in May 1997, an additional $10 million of
the preferred stock was redeemed.   The $10 million in non-voting Series A
Preferred Stock which remains outstanding is mandatorily redeemable in May 1998, and has a liquidation value of $100 per share. The holder of this preferred stock is not entitled to dividends. The remaining preferred stock is being accreted through the redemption date of 1998, and the accretion is recorded as interest expense on other borrowings. The accretion for the quarter and nine months ended September 30, 1997 totaled approximately $299,000 and $1.4 million, respectively, as compared to $560,000 and $1.6 million for the same periods in 1996, and is included in interest expense.

Upon completion of the merger between AFEH and Bay View, the outstanding mandatorily redeemable non-voting Series A Preferred Stock will be redeemed prior to its scheduled maturity of May 1998. Under the terms of the Assistance Agreement, and as a result of the Merger Agreement discussed above, the Partnership also expects to pay a final participation payment to the FDIC of approximately a range currently estimated to be $8.5 million to $12.8 million from cash received at the time of the merger, depending upon the resolution of tax matters. The final participation payment is in addition to the redemption of the remaining $10 million in outstanding Series A Preferred Stock.

ASSET/LIABILITY MANAGEMENT AND INTEREST RATE RISK

Eureka's Asset and Liability Management Committee ("ALCO") is a board of directors committee responsible for managing Eureka's assets and liabilities in a manner which balances profitability and risks, including interest rate risk ("IRR"). ALCO operates within policies and risk limits prescribed and reviewed regularly by the board of directors. IRR is the impact of market interest rates on Eureka's net income, both in the short-term and long-term. Interest rate changes impact earnings in several ways, including an effect upon the yields on variable rate loans, and the cost of deposits and other sources of funds. In addition, borrowers are more motivated to repay and refinance loans when rates decline, and the market values of securities and other investments fluctuate based on interest rate changes.

Eureka manages interest rate fluctuations by simulating (modeling) the impact of a variety of potential interest rate movements, customer behaviors, and market conditions to identify conditions under which profitability would be adversely affected. The simulation of various interest rate movements is used in determining appropriate loan pricing and terms, and also to estimate prepayments of loans in a declining rate environment. Various scenarios are simulated to determine an appropriate asset and liability mix which protects capital funds even under stress from unexpected changes in interest rates.

A common measure of financial institution IRR is the interest rate "gap." This is the difference between the amount of assets and liabilities which are expected to mature or reprice within a specific time period (such as one or three years). A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest-rate sensitive assets maturing or repricing within a given period. At September 30, 1997, Eureka's cumulative one-year and three-year interest rate gaps were 0% and a negative 3% of total assets, respectively. In the case of the one-year gap, this suggests that the net interest margin would be unchanged if interest rates were to rise. At September 30, 1996, Eureka's cumulative one-year and three-year interest rate gaps were a positive 3% and a

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY

negative 1% of total assets, respectively. In the case of the one-year gap, this suggests that the net interest margin would be increased if interest rates were to rise.

Management is of the opinion that simulating various interest rate scenarios is a significantly more effective measure of IRR because it incorporates specific assumptions not considered in the "gap" analyses. The assumptions which are excluded from "gap" analyses include: (a) how rate movements affect important borrower prepayment behavior, (b) that all loans and deposits will not reprice to the same degree or by the same magnitude or at the same time, (c) that rate changes for assets and liabilities in the "over one year" category have a greater long-term earnings impact than those assets and liabilities "under one year," and (d) some liabilities (such as checking accounts) do not have "repricing" maturities but are significantly affected by interest rate movements.

The exposure to IRR as of September 30, 1997 is within the limits established by the board of directors, and the level of IRR is considered acceptable in view of expected market conditions and the potential for adverse developments in interest rate levels.

LIQUIDITY

Eureka derives its primary liquidity from loan repayments, customer deposits, FHLB advances and securities sold under agreements to repurchase. Eureka manages liquidity by coordinating the relative maturities of assets and liabilities. A much larger source of liquidity is the base of readily marketable assets, as well as ready access to secured borrowings. The sources of liquidity are influenced by various uncertainties, primarily market interest rates. Eureka continually evaluates its sources of funds, and a decline in any one source of funds generally can be offset by an alternate source, although potentially at a different cost. At September 30, 1997, Eureka had outstanding loan funding commitments of approximately $89 million. Management believes that existing liquidity and other capital resources are adequate to fund existing and anticipated commitments at September 30, 1997.

Regulations require a savings institution to maintain a liquidity ratio of at least five percent of cash and specified securities to net withdrawable accounts and borrowings due in one year. For the month of September 1997, Eureka's liquidity ratio was 6.00% compared to 5.86% for the month of December 1996.

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY

CAPITAL REQUIREMENTS

Federal regulations also require that savings institutions meet three separate capital tests: a tangible capital standard, a core capital standard and a risk-based capital standard. At September 30, 1997, Eureka maintained regulatory capital as follows:

                                                                   (000's)
                                     --------------------------------------------------------------------
                                           Tangible                 Core                 Risk-Based
                                           Capital                 Capital                 Capital
                                     --------------------   --------------------  -----------------------
                                                                                                 % of
                                                    %                      %                  Risk-Based
                                      Amount    of Assets    Amount    of Assets    Amount      Assets
                                     ---------  ----------  ---------  ----------  ---------  -----------
GAAP capital.......................  $181,296               $181,296               $181,296
Non-allowable assets:
 Excess deferred tax assets........   (13,599)               (13,599)               (13,599)
 Intangible and mortgage
   servicing assets................    (2,474)                (2,474)                (2,474)
 Non-includable Subsidiaries.......    (3,716)                (3,716)                (3,716)
Net unrealized gain on securities
 available-for-sale................       (99)                   (99)                   (99)
Allowance for loan losses..........         -                      -                  7,359
                                     --------               --------               --------
Computed regulatory capital........   161,408        7.27%   161,408        7.27%   168,767        16.53%
Minimum capital requirement........    33,318        1.50%    66,636        3.00%    81,682         8.00%
                                     --------        ----   --------   ---------   --------   ----------
Excess regulatory capital..........  $128,090        5.77%  $ 94,772        4.27%  $ 87,085         8.53%
                                     ========        ====   ========   =========   ========   ==========

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

SFAS No. 128 is effective with the Partnership's year-end 1997 financial statements; earlier application is not permitted, however the statement requires restatement of all prior period EPS data presented including interim periods. The basic and diluted EPS as calculated under SFAS No. 128 for the Partnership's quarter and nine-month period ended September 30, 1997 would not differ materially from the existing earnings per BUC as presently calculated under APB 15.

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

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. SFAS No. 131 is effective with the Partnership's year-end 1998 financial statements and interim periods thereafter.

In January, 1997, the Securities and Exchange Commission ("SEC") adopted rule amendments to enhance existing disclosure requirements for derivative financial instruments as well as for market risks to which registrants are exposed. The enhanced accounting policy disclosure requirements are effective for the quarterly periods in 1997. Since the Partnership believes that the derivative financial instrument disclosures contained within the notes to the consolidated financial statements of its 1996 Form 10-K substantially conform with the accounting policy requirements of these rule amendments, no further interim period disclosure has been provided. The rule amendments that require enhanced disclosure about market risk are effective with the 1997 Form 10-K.

DEPOSIT INSURANCE AND OTHER MATTERS

Eureka's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount provided by law through the SAIF. For the quarter and nine months ended September 30, 1997, Eureka paid deposit insurance premiums to the SAIF of $295,000 and $882,000, respectively, based on an annual assessment rate of approximately .065% of covered deposits for the first quarter of 1997, and .063% of covered deposits for the second and third quarters of 1997.

For the quarter and nine months ended September 30, 1996, excluding the one-time SAIF assessment discussed below, Eureka paid deposit insurance premiums to the SAIF of $1.0 and $2.9 million, respectively, based on an annual assessment rate of approximately .23% of covered deposits through September 30, 1996.

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

   AMERICA FIRST FINANCIAL FUND 1987 - A LIMITED PARTNERSHIP AND SUBSIDIARY

BIF-insured deposits alike will be assessed on a pro-rata basis (expected to be at a rate of approximately 2.4 basis points) to repay the FICO bonds until the year 2017, and thereafter phased out, with the phase-out being completed in 2019.

The BIF/SAIF recapitalization legislation also provides for a merger of the BIF and SAIF on January 1, 1999, if no SAIF-insured institutions exist on that date. This provision, therefore, will not become effective unless Congress enacts additional legislation abolishing the savings association charter effective prior to January 1, 1999. In this regard, Congress currently is considering comprehensive financial services reform measures involving, among other things, the merger of the BIF and SAIF, and abolition of the thrift charter. Prospects for enactment of this legislation in 1997 are highly uncertain; if legislation is not passed in 1997, however, Congress is expected to take up consideration of financial services reform legislation in 1998.

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

In August 1996, the President signed legislation which included provisions that repeal the thrift bad debt reserve method of calculation under the Internal Revenue Code, effective for tax years beginning after December 31, 1995. Most large savings associations (including Eureka) are required to change to the specific charge-off method of accounting for bad debts and will be required to recapture statutory "excess reserves" as provided in the legislation. In the case of an institution that meets certain residential lending requirements of the legislation, recapture of statutory "excess reserves" can be deferred for up to two years. Eureka met the residential lending requirements of the legislation for 1996. Eureka's management expects to meet the residential lending requirements of the legislation and to defer the recapture of the statutory "excess reserves" for 1997. Management expects that the above provisions will not have a significant impact on Eureka due to the substantial amount of net operating loss carryforwards which are available.

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

      27.  Financial Data Schedule.


  (b) The Partnership did not file any Current Reports on Form 8-K during the third quarter of 1997.

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

                                       AMERICA FIRST FINANCIAL FUND
                                       1987-A LIMITED PARTNERSHIP

                                       By  America First Capital Associates
                                           Limited Partnership Five, General
                                           Partner of the Registrant

                                       By  AFCA-5 Management Corporation,
                                           General Partner of America First
                                           Capital Associates Limited
                                           Partnership Five



Date: November 12, 1997                By  /s/ George H. Krauss
                                           -----------------------------------
                                         George H. Krauss
                                         Chairman of the Board of Directors
                                          and Secretary (Principal Executive
                                          Officer)



Date: November 12, 1997                By  /s/ J. Paul Bagley
                                           -----------------------------------
                                         J. Paul Bagley
                                         Director, President and Treasurer
                                         (Principal Financial Officer)